Form 10-Q
period 2021-09-30
Sylvamo Corp
filed 2021-11-12
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
______________________________
Commission File Number 001-40718
________________
SYLVAMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	86-2596371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue Memphis, Tennessee	38197
(Address of Principal Executive Offices)	(Zip Code)
901-519-8000
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Trading Symbol(s)	Name of each exchange on which each class is to be registered
Common Stock, par value $1.00 per share	SLVM	New York Stock Exchange
________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 5, 2021 was 44,104,986.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET SALES	$908	$738	$2,530	$2,213
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	587	500	1,637	1,562
Selling and administrative expenses	47	50	146	150
Depreciation, amortization and cost of timber harvested	37	38	108	117
Distribution expenses	98	79	276	235
Taxes other than payroll and income taxes	9	10	22	22
Interest (income) expense, net	10	(2)	(19)	(3)
INCOME (LOSS) BEFORE INCOME TAXES	120	63	360	130
Income tax provision (benefit)	28	12	91	25
NET INCOME (LOSS)	$92	$51	$269	$105
The accompanying notes are an integral part of these condensed combined financial statements.

SYLVAMO CORPORATION
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$92	$51	$269	$105
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in cumulative foreign currency translation adjustment	(100)	(22)	(115)	(338)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(5)	—	(1)	(29)
Reclassification adjustment for (gains) losses included in net earnings	1	5	(1)	25
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(104)	(17)	(117)	(342)
COMPREHENSIVE INCOME (LOSS)	$(12)	$34	$152	$(237)
The accompanying notes are an integral part of these condensed combined financial statements.

SYLVAMO CORPORATION
CONDENSED COMBINED BALANCE SHEETS
(In millions)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$132	$95
Accounts and notes receivable	422	400
Related party receivable	25	221
Inventories	344	342
Other current assets	96	61
Total Current Assets	1,019	1,119
Plants, Properties and Equipment, net	911	974
Forestlands	285	293
Goodwill	136	143
Right of Use Assets	43	46
Deferred Charges and Other Assets	343	336
TOTAL ASSETS	$2,737	$2,911
LIABILITIES AND PARENT COMPANY EQUITY
Current Liabilities
Accounts payable	$315	$259
Notes payable and current maturities of long-term debt	126	4
Accrued payroll and benefits	73	68
Related party payable	110	25
Other current liabilities	160	134
Total Current Liabilities	784	490
Long-Term Debt	1,393	22
Deferred Income Taxes	163	170
Other Liabilities	132	117
Commitments and Contingent Liabilities (Note 10)
Parent Company Equity
Parent company investment	1,892	3,592
Accumulated other comprehensive loss	(1,627)	(1,480)
Total Parent Company Equity	265	2,112
TOTAL LIABILITIES AND PARENT COMPANY EQUITY	$2,737	$2,911
The accompanying notes are an integral part of these condensed combined financial statements.

SYLVAMO CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$269	$105
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and cost of timber harvested	108	117
Deferred income tax provision (benefit), net	(8)	(44)
Stock-based compensation	10	11
Changes in operating assets and liabilities
Accounts and notes receivable	(28)	98
Related party receivable	(13)	(13)
Inventories	(9)	41
Related party payable	3	12
Accounts payable and accrued liabilities	99	(55)
Other	(52)	(47)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	379	225
INVESTMENT ACTIVITIES
Invested in capital projects	(54)	(59)
Cash pool arrangements with Parent	202	7
Other	(8)	1
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	140	(51)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(359)	(201)
Special payment to Parent	(1,520)	—
Issuance of debt	1,499	—
Reduction of debt	(6)	(15)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(386)	(216)
Effect of Exchange Rate Changes on Cash	(96)	48
Change in Cash and Temporary Investments	37	6
Cash and Temporary Investments
Beginning of the period	95	135
End of the period	$132	$141
The accompanying notes are an integral part of these condensed combined financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
On December 3, 2020, International Paper Company (“International Paper“ or “Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia (collectively referred to herein as the “Company,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. The accompanying condensed combined financial statements represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Company as derived from the consolidated financial statements and accounting records of International Paper. On October 1, 2021, we settled the net parent investment and the spin-off was completed by a pro rata distribution to International Paper’s stockholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. Each holder of International Paper common stock received one share of our common stock for every 11 shares of International Paper common stock held at the close of business on September 15, 2021, the record date for the distribution. International Paper structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the spin-off, Sylvamo Corporation is now an independent public company trading on the New York Stock Exchange under the symbol “SLVM.”

We historically operated as part of International Paper and not as a standalone company. These condensed combined financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods presented as the Company was historically managed within International Paper. The condensed combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). The condensed combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods presented.

The condensed combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months and nine months ended September 30, 2021 and 2020, the Company was allocated $35 million and $40 million, and $120 million and $118 million, respectively, of such general corporate expenses, which were included within cost of products sold and selling and administrative expenses in the condensed combined statements of operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for the periods presented. Actual costs that may have been incurred if the Company had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent.

All intracompany transactions have been eliminated. Related party transactions between the Company and International Paper relating to general operating activities have been included in these condensed combined financial statements. These related party transactions historically settled in cash between the Company and International Paper have been reflected in the condensed combined balance sheets as “Related party receivable” or “Related party payable” with the aggregate net effect of these related party transactions reflected in the condensed combined statements of cash flows as either “Related party receivable” or “Related party payable” within operating activities.

The aggregate net effect of transactions with International Paper not settled in cash, including corporate allocations, has been reflected in the condensed combined balance sheets as “Parent company investment” and in the condensed combined statements of cash flows as “Net transfers to Parent” within financing activities.

In addition, certain of the Company’s Europe locations participated in International Paper’s centralized cash pooling arrangement. Amounts due from the cash pool were generally settled on a daily basis and have been reflected in the condensed combined balance sheets as “Related party receivable” with the aggregate net activity between the Company and International Paper reflected in the condensed combined statements of cash flows as “Cash pool arrangements with Parent” within investing activities. As of September 30, 2021, we no longer participate in International Paper’s centralized cash pooling arrangements.

International Paper utilized a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been independent from International Paper. The cash and temporary investments held by International Paper at the corporate level were not specifically identifiable to the Company and therefore have not been reflected in the Company’s condensed combined balance sheets. Cash and temporary investments in the condensed combined balance sheets represent cash and temporary investments held locally by the Company.

The condensed combined financial statements include certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.4 billion of long-term debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities and “the 2029 Senior Notes”. On September 29, 2021, we borrowed an additional $100 million from our cash flow-based revolving credit facility. The proceeds of the debt were used primarily to fund a $1.52 billion special payment to International Paper on September 29, 2021 and pay related fees and expenses.

The Company operates on a calendar year-end.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. At the current time all of our facilities are open and operating.

Demand for printing papers products, which account for the majority of our net sales, initially was significantly impacted by the pandemic, but has seen a steady increase over the first nine months of 2021. Our operations have experienced higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy and availability of various vaccines and associated levels of vaccination, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 significantly adversely affected our business as noted above, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing the condensed combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect amounts reported in the condensed combined financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time, which generally is as the goods are produced.

The Company’s revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily volume rebates, early payment discounts and other customer refunds. The Company estimates its volume rebates at the individual customer level based upon the terms of the arrangement and expected volume purchases over the contract period, consistent with the most likely amount method outlined in ASC 606. The Company estimates early payment discounts and other customer refunds based on the historical experience across the Company’s portfolio of customers to record reductions in revenue which is consistent with the expected value method outlined in ASC 606. Management has concluded that these methods result in the best estimate of the consideration the Company will be entitled to from its customers.

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period of the asset the Company would recognize is one year or less, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 3 for further details.

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 6 for further details.
Shipping and Handling Costs

Shipping and handling costs, such as freight to customers’ destinations, are included in distribution expenses in the condensed combined statements of operations.

Inventories

Inventories are valued at the lower of cost or market value and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods. See Note 6 for further details.

Leased Assets

Operating lease right of use (“ROU”) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases may include options to extend the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases are primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements are primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company’s leases. See Note 7 for further details.

Plants, Properties and Equipment

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for paper and pulp mills, and the straight-line method is used for other plants and equipment. See Note 6 for further details.

Goodwill

Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The results of our annual impairment test indicated that the carrying amount did not exceed the estimated fair value of any reporting units. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 8 for further discussion.
Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of operational alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use of the long-lived assets generated by their use. Impaired assets are written-down to their estimated fair value. See Note 8 for further discussion.

Employee Retirement Benefits

Prior to September 1, 2021, certain of the Company’s employees participated in defined benefit and other postretirement plans sponsored by International Paper in the U.S., Belgium, France, and Poland. These plans were accounted for by International Paper in accordance with accounting guidance for defined benefit pension and other postretirement benefit plans. The Company accounted for the participation of its employees in these plans as a participant in a multi-employer plan sponsored by International Paper. On September 1, 2021, the Company established legally separate plans from International Paper, in which International Paper transferred both pension liabilities and qualified pension assets to the Company for all of the Company’s active participants.

The Company also serves as the sponsor of certain direct defined benefit pension and postretirement plans in Brazil and the United Kingdom, which the Company accounts for using the single-employer method, with the net funded status of these plans recorded as an asset or liability in the condensed combined balance sheets. See Note 12 for additional disclosures regarding retirement benefits.

Income Taxes

The Company was included in the foreign and domestic tax returns of International Paper until its separation from International Paper on October 1, 2021. We calculated the provision for income taxes by using a separate-return method. Under this method, we are assumed to file a separate return with the tax authority in each jurisdiction in which we operate, thereby reporting our taxable income or loss and paying the applicable tax to or receiving the appropriate refund from International Paper. Our current provision is the amount of tax payable or refundable on the basis of a hypothetical, current-year separate return. We provide deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assess the need for a valuation allowance on the basis of our projected separate-return results.

Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) International Paper for tax expense is treated as either dividends or capital contributions.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax balances on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax balances is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts. See Note 9 for further discussion.

Translation of Financial Statements

Balance sheets of international operations are translated into U.S. dollars at period-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) (“AOCI”).
Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2022. We will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our condensed combined financial statements.
NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Europe
Uncoated Papers	$188	$160	$524	$498
Coated Paperboard / Other	28	23	77	69
Market Pulp	41	31	124	99
Europe	257	214	725	666
Latin America
Uncoated Papers	187	131	520	394
Market Pulp	13	19	37	40
Latin America	200	150	557	434
North America
Uncoated Papers	429	361	1,194	1,072
Market Pulp	22	13	54	41
North America	451	374	1,248	1,113
Total	$908	$738	$2,530	$2,213
Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer. Contract assets of $24 million and $23 million are included in other current assets in the accompanying condensed combined balance sheets as of September 30, 2021 and December 31, 2020, respectively.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $8 million and $11 million are included in current liabilities in the accompanying condensed combined balance sheets as of September 30, 2021 and December 31, 2020, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.
NOTE 4 EQUITY
A summary of changes in equity for the three months and nine months ended September 30, 2021 and 2020 is provided below:

	Three Months Ended September 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, July 1, 2021	$3,777	$(1,493)	$2,284
Net transfers to Parent	(457)	(30)	(487)
Special payment to Parent	(1,520)	—	(1,520)
Comprehensive income (loss)	92	(104)	(12)
Balance, September 30, 2021	$1,892	$(1,627)	$265

	Nine Months Ended September 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, January 1, 2021	$3,592	$(1,480)	$2,112
Net transfers to Parent	(449)	(30)	(479)
Special payment to Parent	(1,520)	—	(1,520)
Comprehensive income (loss)	269	(117)	152
Balance, September 30, 2021	$1,892	$(1,627)	$265

	Three Months Ended September 30, 2020
In millions	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, July 1, 2020	$3,633	$(1,554)	$2,079
Net transfers to Parent	(22)	—	(22)
Comprehensive income (loss)	51	(17)	34
Balance, September 30, 2020	$3,662	$(1,571)	$2,091

	Nine Months Ended September 30, 2020
In millions	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Parent Company Equity
Balance, January 1, 2020	$3,746	$(1,229)	$2,517
Adoption of ASU 2016-13 expected credit losses on trade receivables and contract assets	1	—	1
Net transfers to Parent	(190)	—	(190)
Comprehensive income (loss)	105	(342)	(237)
Balance, September 30, 2020	$3,662	$(1,571)	$2,091

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the condensed combined financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(48)	$(44)	$(48)	$(44)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Pension plan transfer from Parent	(30)	—	(30)	—
Balance at end of period	(78)	(44)	(78)	(44)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,448)	(1,503)	(1,433)	(1,187)
Other comprehensive income (loss) before reclassifications	(100)	(22)	(115)	(338)
Balance at end of period	(1,548)	(1,525)	(1,548)	(1,525)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	3	(7)	1	2
Other comprehensive income (loss) before reclassifications	(4)	5	(2)	(4)
Balance at end of period	(1)	(2)	(1)	(2)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,627)	$(1,571)	$(1,627)	$(1,571)
NOTE 6 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $7 million and $36 million as of September 30, 2021 and December 31, 2020, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	September 30, 2021	December 31, 2020
Accounts and notes receivable:
Trade	$401	$379
Notes	1	2
Other	20	19
Total	$422	$400

The allowance for expected credit losses was $25 million and $30 million at September 30, 2021 and December 31, 2020, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2021	December 31, 2020
Raw materials	$44	$50
Finished paper and pulp products	189	171
Operating supplies	97	102
Other	14	19
	$344	$342
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.8 billion each at September 30, 2021 and December 31, 2020.

Non-cash additions to plants, property and equipment included within accounts payable were $11 million each at September 30, 2021 and December 31, 2020.
NOTE 7 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $11 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $30 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively.
Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Right of use assets	$43	$46
Finance lease assets	Plants, properties, and equipment, net (a)	30	33
Total leased assets		$73	$79
Liabilities
Current
Operating	Other current liabilities	$16	$14
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	27	32
Finance	Long-term debt	18	21
Total lease liabilities		$63	$69
(a)Finance leases are recorded net of accumulated amortization of $13 million and $10 million as of September 30, 2021 and December 31, 2020, respectively.

NOTE 8 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2021:

In millions	Europe	Latin America	North America	Total
Balance as of January 1, 2021
Goodwill	$27	$121	$—	$148
Accumulated impairment losses	(5)	—	—	$(5)
	22	121	—	$143
Currency translation and other (a)	(1)	(6)	—	(7)
Balance as of September 30, 2021
Goodwill	26	115	—	141
Accumulated impairment losses	(5)	—	—	(5)
Total	$21	$115	$—	$136
(a)Represents the effects of foreign currency translations and reclassifications.
Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$57	$(49)	$8	$60	$(49)	$11
Software	3	(2)	1	3	(2)	1
Other	4	(4)	—	4	(4)	—
Total	$64	$(55)	$9	$67	$(55)	$12
NOTE 9 INCOME TAXES
An income tax provision of $28 million and $91 million was recorded for the three and nine months ended September 30, 2021 and the reported effective income tax rate was 23.9% and 25.5%, respectively. An income tax provision of $12 million and $25 million was recorded for the three and nine months ended September 30, 2020 and the reported effective income tax rate was 18.5% and 18.8%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda. (“IP Brasil”), a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $107 million in tax, and $351 million in interest, penalties and fees as of September 30, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its tax position should be sustained.

Pursuant to the terms of the tax matters agreement entered into between International Paper and Sylvamo, International Paper will pay 60%, and Sylvamo will pay 40% on up to $300 million of any assessment related to this matter, and International

Paper will pay all amounts of the assessment over $300 million. The Brazilian government may enact a tax amnesty program that would allow Sylvamo do Brasil Ltda. to resolve this dispute for less than the assessed amount. In connection with this agreement with International Paper, all decisions concerning the conduct of the litigation related to this matter, including strategy settlement, pursuit and abandonment, will continue to be made by International Paper. The Company is vigorously defending its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
NOTE 10 COMMITMENTS AND CONTINGENT LIABILITIES
Environmental and Legal Proceedings
The Company is subject to environmental remediation laws and regulations in the countries in which we operate. Remediation costs are recorded in the condensed combined financial statements when they become probable and reasonably estimable. The Company has estimated the probable liability associated with these environmental remediation matters to be approximately $16 million in the aggregate as of September 30, 2021. The most significant of these environmental matters is described below.
In 2018, the Company discovered and voluntarily disclosed to regulators the presence of mercury contamination in sediment in a river tributary that traverses the Company’s mill property in Svetogorsk, Russia. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020. The Company is presently investigating the scope of, and remediating, soil and groundwater contamination associated with the old chlor-alkali plant. The Company has estimated the probable liability associated with this environmental matter to be $13 million as of September 30, 2021.

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax, and other matters, some of which allege substantial monetary damages. See Taxes Other Than Payroll Taxes below for details regarding a tax matter. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (“VAT”) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us at that time, we determined an estimated refund was probable of being realized. As of March 31, 2021, we had recognized a receivable of $11 million based upon the Brazilian tax authorities’ narrow interpretation. On May 13, 2021, the Brazilian Federal Supreme Court ruled again on the case. This ruling provides a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021, which brought the total receivable to $81 million as of June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million in cost of products sold and income of $28 million in interest (income) expense, net (which is not taxable) in the accompanying condensed combined statement of operations. A portion of this receivable has been consumed by offsetting various taxes payable. After giving effect to this offset, the ending balance of the total receivable is $48 million as of September 30, 2021. The issue is now considered fully resolved, and no further ruling by either the Brazilian Supreme Court nor the Brazilian tax authorities is expected.

See Note 9 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

We have other open tax matters awaiting resolution in Brazil, which are at various stages of review in various administrative and judicial proceedings. We routinely assess these tax matters for materiality and probability of loss or gain, and appropriate amounts have been recorded in our financial statements for any open items where the risk of loss is deemed probable. We currently do not consider any of these tax matters to be material individually. However, it is reasonably possible that settlement of any of these matters concurrently could result in a material loss or that over time a matter could become material, for example, if interest were accruing on the amount at issue for a significant period of time. Also, future exchange rate fluctuations could be unfavorable to the U.S. dollar and significant enough to cause an open matter to become material. The expected timing for resolution of these open matters ranges from one year to 10 years.

NOTE 11 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior Notes. The proceeds of the debt were directly attributed to the Company and as such are reflected as long-term debt in the accompanying condensed combined balance sheet.

In addition to the debt noted above, the Company has the ability to access a five-year cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”). As described in Note 1, the Company borrowed $100 million on September 29, 2021 from its Revolving Credit Facility. Subsequent to September 30, 2021, the Company repaid $30 million of the $100 million outstanding balance on the Revolving Credit Facility.

Long-term debt is summarized in the following table:

In millions	September 30, 2021	December 31, 2020
Term Loan F - due 2027 (a)	$516	$—
Term Loan B - due 2028 (b)	441	—
7.00% Senior Notes - due 2029 (c)	442	—
Other	18	22
Less: current portion	(24)	—
Total	$1,393	$22

(a) As of September 30, 2021, presented net of $4 million in unamortized debt issuance costs.
(b) As of September 30, 2021, presented net of $5 million in unamortized debt issuance costs and $5 million in unamortized original issue discount paid.
(c) As of September 30, 2021, presented net of $8 million in unamortized debt issuance costs.

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F, Term Loan B and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries. The interest rates applicable to the Term Loan F, Term Loan B and revolving credit facility are based on a fluctuating rate of interest measured by reference to LIBOR plus a fixed percentage of 1.90%, 4.50% and 1.75%, respectively, payable quarterly, with a LIBOR floor of 0% for the Term Loan F and Revolving Credit Facility and 0.50% floor for the Term Loan B.

We expect to receive interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions of 95 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 1.04% as of September 30, 2021.
NOTE 12 RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Direct Pension Plans
The Company has sponsored and maintained certain defined benefit pension plans for participating employees in the United Kingdom and Brazil. The Company’s participation in these plans have been accounted for using the single-employer method.

Service cost is the actuarial present value of benefits attributed by the plans’ benefit formula to services rendered by employees during the year. Interest cost represents the increase in the projected benefit obligation, which is a discounted amount, due to the passage of time. The expected return on plan assets reflects the computed amount of current-year earnings from the investment of plan assets using an estimated long-term rate of return.
Non-service cost components of net periodic pension expense for the Company’s direct plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(3)	(2)	(7)	(6)
Actuarial loss (gain)	—	—	1	1
Net periodic pension expense (benefit)	$(2)	$(1)	$(3)	$(2)

For direct plans, service cost was not material in all periods. The components of net periodic pension expense other than the service cost component are included in cost of products sold in the condensed combined statements of operations.

Multiemployer Plans
Certain of the Company’s employees participated in defined benefit pension plans sponsored by International Paper through August 31, 2021, which included participants of other International Paper operations, that are accounted for by International Paper in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for Company employees was allocated to the Company based upon a percent of salaries and reported in the condensed combined statements of operations, and the Company does not record an asset or liability to recognize the funded or unfunded status of the Plans. The service and non-service cost components of net periodic pension expense for these employees is recorded within cost of products sold and selling and administrative expenses in the condensed combined statements of operations.

As part of our separation from International Paper, the Company established and sponsored pension plans for the benefit of the Company’s employees. Pension assets and obligations relating to the employees of the Company that participated in plans sponsored by International Paper were transferred into pension plans sponsored by the Company. The Company is accounting for these plans as direct to the Company beginning on September 1, 2021. The assets and liabilities were remeasured on September 1, 2021 and all balances related to plans sponsored by the Company are reflected in deferred charges and other assets and other liabilities in the condensed combined balance sheet.

U.S. Pension Plan

The Sylvamo defined benefit pension plan is 97% funded, with a projected benefit obligation (“PBO”) and assets transferred of approximately $272 million and $263 million, respectively, as of September 1, 2021. The plan net unfunded obligation which transferred to the Company in connection with the separation has been recorded in other liabilities in the condensed combined balance sheet.
International Plans

As part of the separation, International Paper transferred certain international pension plans in Belgium, France and Poland (“International Plans”) to the Company for the Company’s active employees participating in these plans. The net unfunded pension liability transferred related to the International Plans was approximately $13 million, comprised of a PBO of $15 million and assets of $2 million, as of September 1, 2021. The International Plans have been accounted for as multi-employer plans in these condensed combined financial statements. The International Plans’ obligations and assets which transferred to the Company in connection with the separation have been recorded in the condensed combined balance sheets. The plan net unfunded obligation which transferred to the Company in connection with the separation has been recorded in other liabilities in the condensed combined balance sheet.
NOTE 13 INCENTIVE PLANS

International Paper had an Incentive Compensation Plan (“ICP”) prior to the spin-off. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper (the “Committee”) that administers the ICP. Stock-based compensation expense includes expense attributable to us based on the awards and terms previously granted to our employees and an allocation of International Paper’s corporate and shared functional expenses. Additionally, subsequent to September 30, 2021, Sylvamo granted 664,569 restricted stock units to our employees, some of who previously participated in incentive compensation plans sponsored by International Paper. The restricted stock units were awarded on October 15, 2021 and vest over time with a weighted average vesting period of 1.4 years.
Certain Company employees participated in International Paper’s ICP. The following disclosures of stock-based compensation expense recognized by the Company were based on grants related directly to Company employees, and an allocation of International Paper’s corporate and shared employee compensation expenses.
Total stock-based compensation cost and the associated income tax benefits recognized by the Company in the condensed combined statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Total stock-based compensation expense (included in selling and administrative expense)	$3	$4	$10	$11
Income tax benefit (expense) related to stock-based compensation	$1	$1	$3	$2
Of the total stock-based compensation cost recognized by the Company, $3 million and $3 million in the three months ended September 30, 2021 and 2020, respectively, and $8 million and $9 million in the nine months ended September 30, 2021 and 2020, respectively, is related to allocations of International Paper’s corporate and shared employee stock-based compensation expenses.
NOTE 14 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis, consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that this measure provides investors and analysts useful insights into our operating performance. Business segment operating profits are defined as income (loss) before income taxes, excluding corporate special items, net, interest (income) expense, net, and other special items, net.
External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside the Company’s combined group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.
Information By Business Segment
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Europe	$262	$220	$743	$682
Latin America	200	150	557	434
North America	447	375	1,255	1,114
Corporate and Intersegment Sales	(1)	(7)	(25)	(17)
Net Sales	$908	$738	$2,530	$2,213

Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Europe	$40	$16	$82	$62
Latin America	44	17	131	46
North America	53	29	93	25
Business Segment Operating Profit	$137	$62	$306	$133
Income (loss) before income taxes	$120	$63	$360	$130
Interest (income) expense, net	10	(2)	(19)	(3)
Business special items, net	7	1	(35)	6
	$137	$62	$306	$133
NOTE 15 RELATED PARTY TRANSACTIONS
The condensed combined financial statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of International Paper. The following discussion summarizes activity between the Company and International Paper.
Allocation of General Corporate Expenses

The condensed combined statements of operations includes expenses for certain centralized functions and other programs provided and administered by International Paper that are charged directly to the Company. In addition, for purposes of preparing these condensed combined financial statements on a carve-out basis, we have been allocated a portion of International Paper’s total corporate expense to the Company. See Note 1 for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.

Related Party Sales and Purchases
The Company sold products to International Paper businesses in the amounts of $2 million and $3 million for the three months and $5 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in net sales in the condensed combined statements of operations.
The Company purchases certain of its products from International Paper which are produced in facilities that will remain with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased and recognized in cost of products sold, inventory associated with the offtake agreements of $76 million and $40 million for the three months ended September 30, 2021 and 2020, respectively, and $180 million and $169 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased and recognized in cost of products sold inventory associated with the fiber supply agreements of $44 million and $38 million for the three months ended and $118 million and $113 million for the nine months ended September 30, 2021 and 2020, respectively.

In addition, the Company is a party to the Joint Marketing Agreement with JSC Ilim Group, a subsidiary of International Paper’s equity method investee Ilim SA, under which the Company continues to purchase, market and sell paper produced by JSC Ilim Group. The Company purchased and recognized in cost of products sold, inventory under this agreement of $49 million and $36 million for the three months ended September 30, 2021 and 2020, respectively, and $140 million and $116 million for the nine months ended September 30, 2021 and 2020, respectively.

Related Party Receivable
Related party receivable consists of the following:

In millions	September 30, 2021	December 31, 2020
Due from Parent cash pool	$—	$202
Professional services provided to Parent / other	25	19
Total	$25	$221
Related Party Payable
Related party payable consists of the following:

In millions	September 30, 2021	December 31, 2020
Inventory purchases	$96	$16
Other	14	9
Total	$110	$25

Included in our September 30, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which will be paid for throughout the first six months of 2022. In addition, the Company recognized a $3 million related party payable to International Paper for fiber supply in connection with the fiber purchase agreement.

Net transfers (to) from Parent are included within Parent company investment on the condensed combined balance sheets and within the summary of changes in equity included in Note 4. The components of the net transfers (to) from International Paper are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
General financing activities	$(522)	$(63)	$(601)	$(310)
Corporate allocations	32	37	112	109
Stock-based compensation	3	4	10	11
Total net transfers (to) from Parent	$(487)	$(22)	$(479)	$(190)
Deferred Compensation and Non-Qualified Pension Plans

As part of our separation from International Paper and pursuant to the Employee Matters Agreement, we have assumed responsibility for certain deferred compensation and non-qualified pension plan balances related to our employees. These employees previously participated in plans sponsored by International Paper. As our employees become eligible for and these benefits are paid, we will be reimbursed by International Paper. We have recorded a receivable of $24 million reflected within deferred charges and other assets of our condensed combined balance sheet related to the plans.

NOTE 16 PRO FORMA EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued.

At the October 1, 2021 date of distribution, we had 44,104,986 common shares outstanding. The calculation of both basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 utilizes the common shares at the date of distribution as the basis for the calculation of weighted-average common shares outstanding for periods prior to the spin-off, because at that time we did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the date of distribution.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net income	$92	$51	$269	$105
Weighted-average common shares outstanding - basic and diluted	44.1	44.1	44.1	44.1
Pro forma earnings per share - basic and diluted	$2.09	$1.16	$6.10	$2.38

NOTE 17 SUBSEQUENT EVENTS
The Company’s management evaluated subsequent events from September 30, 2021 to November 12, 2021, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed combined financial statements and related notes included in “Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s registration statement on Form 10, as amended (File No. 001-40718) (the “Form 10”) for the three years ended December 31, 2020, 2019 and 2018. In addition to historical combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our Form 10, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

THE SPIN-OFF

On December 3, 2020, International Paper Company (“International Paper“ or “Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia (collectively referred to herein as “Sylvamo,” the “Company,” “business,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. The accompanying condensed combined financial statements represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Company as derived from the consolidated financial statements and accounting records of International Paper. On October 1, 2021, we settled the Parent company investment, and the spin-off was completed by a pro rata distribution to International Paper’s stockholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. Each holder of International Paper common stock received one share of our common stock for every 11 shares of International Paper common stock held at the close of business on September 15, 2021, the record date for the distribution. International Paper structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the spin-off, Sylvamo is now an independent public company trading on the New York Stock Exchange under the symbol “SLVM.”

As an independent, publicly-traded company, we have incurred and will continue to incur certain additional costs, including costs resulting from the separation and establishment of Sylvamo as a stand-alone company, including incremental costs related to information technology, supply chain, corporate affairs, legal, finance, human resources and other corporate functions previously shared with International Paper, along with services to be provided by International Paper under transition services agreements and occupancy agreements related to transitional use of certain International Paper corporate facilities. We will also incur one-time expenses primarily related to the separation and establishment of stand-alone information technology capabilities, professional fees related to the stand-alone transition, rebranding and legal fees. We expect to incur approximately $103 million of expenses within the next 12 months, including one-time expenses of approximately $55 million.

OVERVIEW

Sylvamo is one of the world’s largest producers of printing and writing papers, manufacturing uncoated freesheet into a variety of papers for business and home use. Sylvamo produces papers for use in copiers, desktop and laser printers, and digital imaging. End-use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Sylvamo also produces a variety of paper grades that are converted by customers into envelopes, tablets, business forms and file folders. The Company’s products are sold under private labels and Company-owned brand names that include Hammermill®, Springhill, Williamsburg, Postmark®, Accent®, Great White®, Chamex®, Ballet®, REY® and SvetoCopy®. Sylvamo also produces high-quality coated paperboard for a variety of packaging end uses along with paper-grade pulp and Bleached Chemical Thermo-Mechanical Pulp (“BCTMP”).

BASIS OF COMBINATION

We historically operated as part of International Paper and not as a stand-alone company. These condensed combined financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods presented as the Company was historically managed within International Paper. The condensed combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). The condensed combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods presented.

The condensed combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months and nine months ended September 30, 2021 and 2020, the Company was allocated $35 million and $40 million, and $120 million and $118 million, respectively, of such general corporate expenses, which were included within cost of products sold and selling and administrative expenses in the condensed combined statements of operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for the periods presented. Actual costs that may have been incurred if the Company had been an independent company would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent.

All intracompany transactions have been eliminated. Related party transactions between the Company and International Paper relating to general operating activities have been included in these condensed combined financial statements. Certain related party transactions were settled in cash between the Company and International Paper, and these have been reflected in the condensed combined balance sheets as “Related party receivable” or “Related party payable” with the aggregate net effect of these related party transactions reflected in the condensed combined statements of cash flows as either “Related party receivable” or “Related party payable” within operating activities.

The aggregate net effect of related party transactions with International Paper not settled in cash, including corporate allocations, has been reflected in the condensed combined balance sheets as “Parent company investment” and in the condensed combined statements of cash flows as “Net transfers (to) from Parent” within financing activities.

Certain of the Company’s Europe locations participated in International Paper’s centralized cash pooling arrangement. Amounts due from the cash pool were generally settled on a daily basis and have been reflected in the condensed combined balance sheets as “Related party receivable” with the aggregate net activity between the Company and International Paper reflected in the condensed combined statements of cash flows as “Cash pool arrangements with Parent” within investing activities. As of September 30, 2021, we no longer participate in International Paper’s centralized cash pooling arrangements.

International Paper utilized a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been independent from International Paper. The cash and temporary investments held by International Paper at the corporate level were not specifically identifiable to the Company and therefore have not been reflected in the Company’s condensed combined balance sheets. Cash and temporary investments in the condensed combined balance sheets represent cash and temporary investments held locally by the Company.

The condensed combined financial statements include certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. See the “Liquidity and Capital Resources” section on the following pages for further information related to third-party debt incurred by Sylvamo in conjunction with the separation.

The Company operates on a calendar year-end.
EXECUTIVE SUMMARY
Sylvamo delivered strong earnings and cash flow from operations in a dynamic environment during the third quarter of 2021. Our continued recovery from the challenges of the COVID-19 pandemic is encouraging.
In the third quarter, we generated $157 million in cash from operations, and $135 million in free cash flow, bringing cash generated from operations and free cash flow to $379 million and $325 million, respectively, through the first three quarters of 2021.
During the third quarter, we also entered into a series of financing transactions incurring $1.4 billion in long-term debt in conjunction with the spin-off from International Paper, consisting of two term loan facilities and 2029 senior notes. We also borrowed $100 million on our five-year cash flow-based revolving credit facility, which has a $450 million borrowing capacity. We primarily used debt proceeds to fund a $1.52 billion special payment to International Paper on September 29, 2021 and pay related fees and expenses. In October 2021, we repaid $30 million of the $100 million borrowed under the revolving credit facility.

We realized the benefit of prior price increases during the quarter as price and mix outpaced increasing input costs. Global uncoated freesheet demand continues to recover from the impact of the pandemic as schools and offices reopen. We continue to run at full capacity in all three regions and improve our mix as our commercial teams maximize opportunities across geographies, segments and channels.

Comparing performance in the third quarter of 2021 to the third quarter of 2020, price and mix were favorable across our regions. Volume was favorable, driven by stronger demand across all regions as economies continued to recover from the pandemic. Operations benefited from improved fixed cost absorption on higher volume. However, input costs were unfavorable, primarily due to higher energy, wood, chemicals and distribution costs.

Looking ahead to the fourth quarter of 2021, as compared to the third quarter, we expect better price and mix as we continue to realize prior price increases. We expect volume to be seasonally stronger in Latin America and reflect continued strong demand in Europe and North America. However, we expect operations to be unfavorable, reflecting seasonally higher energy usage in Europe and North America. At the same time, input and distribution costs will be higher due to increased costs for fiber, energy, chemicals and other key inputs. In addition, maintenance outage expenses are expected to be higher primarily due to cold outages at our Saillat and Eastover mills.

On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. At the current time all of our facilities are open and operating.

Demand for printing papers products, which account for the majority of our net sales, initially was significantly impacted by the pandemic, but has seen a steady increase over the first nine months of 2021. Our operations have experienced higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy and availability of various vaccines and associated levels of vaccination, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 significantly adversely affected our business as noted above, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.
RESULTS OF OPERATIONS
The following summarizes our results of operations for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2021	2020	Percent Change	2021	2020	Percent Change
NET SALES	$908	$738	23.0%	$2,530	$2,213	14.3%
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	587	500	17.4%	1,637	1,562	4.8%
Selling and administrative expenses	47	50	(6.0)%	146	150	(2.7)%
Depreciation, amortization and cost of timber harvested	37	38	(2.6)%	108	117	(7.7)%
Distribution expenses	98	79	24.1%	276	235	17.4%
Taxes other than payroll and income taxes	9	10	(10.0)%	22	22	—%
Interest (income) expense, net	10	(2)	(600.0)%	(19)	(3)	533.3%
INCOME (LOSS) BEFORE INCOME TAXES	120	63	90.5%	360	130	176.9%
Income tax provision (benefit)	28	12	133.3%	91	25	264.0%
NET INCOME (LOSS)	$92	$51	80.4%	$269	$105	156.2%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net Sales

For the three months ended September 30, 2021, the Company reported net sales of $908 million, compared with $738 million for the three months ended September 30, 2020. The net sales increase of 23.0% was primarily driven by an increase in average sales prices of our products, reflecting recovery from the negative demand impact of the COVID-19 pandemic. International net sales (based on the location of the seller and including U.S. exports) totaled $488 million, or 54% of total sales for the three months ended September 30, 2021. This compares with international net sales of $375 million, or 51% of total sales for the three months ended September 30, 2020. Additional details on net sales are provided in the section titled “Business Segment Results.”

Cost of Products Sold

Cost of products sold increased by $87 million, or 17.4%, primarily due to the increase in net sales activity and the recognition of a Brazilian VAT expense, a portion of which ($7 million) is recorded in and increased our cost of products sold. Additional details regarding the Brazilian VAT refund are provided in “Non-GAAP Financial Measures” and in Note 10 Commitments and Contingent Liabilities to our unaudited condensed combined financial statements included elsewhere in this Form 10-Q.

Distribution Expenses

The $19 million, or 24.1%, increase in distribution expenses was the result of the increase in net sales activity as well as higher freight costs. The increase was primarily driven by an increase in our out-bound freight costs related to our sales.

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $8 million of interest expense related to a Brazilian VAT charge recorded during the three months ended September 30, 2021, and $2 million of net interest expense related to the $1.4 billion of long-term debt we incurred in conjunction with our spin-off from International Paper. Additional details regarding the Brazilian VAT expense and debt incurred are provided in “Non-GAAP Financial Measures” and in Note 10 Commitments and Contingent Liabilities and Note 11 Long-Term Debt, respectively, to our unaudited condensed combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

A net income tax provision of $28 million was recorded for the three months ended September 30, 2021. A net income tax provision of $12 million was recorded for the three months ended September 30, 2020. The effective income tax rate was 23.9% for the three months ended September 30, 2021 compared to 18.5% for the three months ended September 30, 2020. The income tax provision and effective income tax rate increased for the three months ended September 30, 2021 by approximately $16 million and 5.4%, respectively, primarily due to the mix of income.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Net Sales

For the nine months ended September 30, 2021, the Company reported net sales of $2.5 billion, compared with $2.2 billion for the nine months ended September 30, 2020. The net sales increase of 14.3% was primarily driven by a 306,000 ton increase in sales volume of uncoated freesheet and increased average sales prices of our products, reflecting recovery from the negative demand impact of the COVID-19 pandemic. International net sales (based on the location of the seller and including U.S. exports) totaled $1.3 billion, or 53%, of total sales for the nine months ended September 30, 2021. This compares with international net sales of $1.1 billion, or 52% of total sales for the nine months ended September 30, 2020. Additional details on net sales are provided in the section titled “Business Segment Results.”

Cost of Products Sold

Cost of products sold increased by $75 million, or 4.8%, primarily due to the increase in net sales activity, resulting in an increase of our consumption of raw materials. The increased consumption was partially offset by the net benefit of two Brazilian VAT items ($35 million) that decreased our cost of products sold. Additional details regarding the Brazilian VAT items are provided in “Non-GAAP Financial Measures” and in Note 10 Commitments and Contingent Liabilities to our unaudited condensed combined financial statements included elsewhere in this Form 10-Q.

Distribution Expenses

The $41 million, or 17.4%, increase in distribution expenses was the result of the increase in net sales activity as well as higher freight costs. The cost increase was primarily driven by an increase in out-bound freight ($44 million), slightly offset by a decrease in warehousing expense ($3 million).

Interest (Income) Expense, net

The increase in net interest income was driven by the recognition of $20 million of net interest income related to two Brazilian VAT items recorded during the nine months ended September 30, 2021, which was offset primarily by $2 million of net interest expense related to the $1.4 billion of long-term debt we incurred in conjunction with our spin-off from International Paper. Additional details regarding the Brazilian VAT items and debt incurred are provided in “Non-GAAP Financial Measures” and in Note 10 Commitments and Contingent Liabilities and Note 11 Long-Term Debt, respectively, to our unaudited condensed combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

A net income tax provision of $91 million was recorded for the nine months ended September 30, 2021. A net income tax provision of $25 million was recorded for the nine months ended September 30, 2020. The effective income tax rate was 25.5% for the nine months ended September 30, 2021, compared to 18.8% for the nine months ended September 30, 2020. The income tax provision and effective income tax rate increased for the nine months ended September 30, 2021 by approximately $66 million and 6.7%, respectively, primarily due to the mix of income.

BUSINESS SEGMENT RESULTS

Overview
Management provides Total Operating Profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that Total Operating Profit provides investors and analysts useful insights into our operating performance. Total Operating Profit is reconciled to Income (Loss) Before Income Taxes, the most directly comparable GAAP measure. Total Operating Profit may be determined or calculated differently by other companies and therefore may not be comparable among companies.

The following table presents a reconciliation of income (loss) before taxes to Total Operating Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Income (Loss) Before Income Taxes	$120	$63	$360	$130
Interest (income) expense, net	10	(2)	(19)	(3)
Business special items, net (b)	7	1	(35)	6
Total Operating Profit (a)	$137	$62	$306	$133
Europe operating profit	$40	$16	$82	$62
Latin America operating profit	44	17	131	46
North America operating profit	53	29	93	25
Total Operating Profit (a)	$137	$62	$306	$133

(a)    We define Total Operating Profit as our income (loss) before income taxes calculated in accordance with GAAP, excluding interest (income) expense, net and business special items, net, which includes corporate special items, net (there were no corporate special items in any of the periods presented). We believe that Total Operating Profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statements footnotes in accordance with ASC 280.
(b)    Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Other special items in the periods presented primarily include abandoned property removal costs, an environmental remediation reserve adjustment and foreign VAT expense and refunds.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following tables present net sales and operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 14 Financial Information by Business Segment and Geographic Area to our condensed combined financial statements included elsewhere in this Form 10-Q for more information on the Company’s segments.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net Sales	$262	$220	$743	$682
Operating Profit (Loss)	$40	$16	$82	$62

Three Months Ended September 30, 2021 Compared to 2020

For the three months ended September 30, 2021, our Europe segment net sales increased $42 million, or 19%, compared to the same period in 2020, primarily due to a continued recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for pulp, uncoated freesheet and coated paperboard.

Europe operating profit for the three months ended September 30, 2021 was $24 million higher than the same period in 2020 as the impact of higher input costs in both France ($4 million) and Russia ($3 million) were more than offset by the benefit of higher sales prices ($19 million), increased sales volumes ($4 million) and lower economic downtime ($8 million).

Related party sales to International Paper included in Europe net sales totaled $1 million and $2 million for the three months ended September 30, 2021 and 2020, respectively. Related party purchases from the Ilim Group totaled $49 million and $36 million for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to 2020

For the nine months ended September 30, 2021, our Europe segment net sales increased $61 million, or 9%, compared to the same period in 2020, primarily due to a recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for pulp, coated paperboard and uncoated freesheet.

Europe operating profit for the nine months ended September 30, 2021 was $20 million higher than the same period in 2020 as the impact of higher planned maintenance outages in Russia and France ($5 million) and unfavorable foreign currency exchange rates ($8 million) were more than offset by higher sales price and mix in Russia ($23 million) and Europe ($1 million) and lower economic downtime ($12 million).

Related party sales to International Paper included in Europe net sales totaled $3 million and $8 million for the nine months ended September 30, 2021 and 2020, respectively. Related party purchases from the Ilim Group totaled $140 million and $116 million for the nine months ended September 30, 2021 and 2020, respectively.

Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net Sales	$200	$150	$557	$434
Operating Profit (Loss)	$44	$17	$131	$46

Three Months Ended September 30, 2021 Compared to 2020

For the three months ended September 30, 2021, our Latin America segment net sales increased $50 million, or 33%, compared to the same period in 2020, primarily driven by an increase in the market price of pulp and uncoated freesheet for both export and domestic markets, reflecting continued recovery from the negative demand impact of the COVID-19 pandemic.

Operating profit for Latin America for the three months ended September 30, 2021 was $27 million higher than the same period in 2020, driven primarily by increased sales prices and more favorable product mix ($33 million), higher volume ($7 million) and lower economic downtime ($4 million), reflecting recovery from the negative demand impact of the COVID-19 pandemic. These changes were partially offset by increases in our input costs ($18 million), primarily for purchased pulp, chemicals, packaging and energy.

There were no related party sales for the three months ended September 30, 2021. Related party sales to International Paper included in Latin America net sales totaled $1 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to 2020

For the nine months ended September 30, 2021, our Latin America segment net sales increased $123 million, or 28%, compared to the same period in 2020, primarily reflecting recovery from the negative demand impact of the COVID-19 pandemic, resulting in less economic downtime and a 203,000 ton increase in sales volume of uncoated freesheet.

Operating profit for Latin America for the nine months ended September 30, 2021 was $85 million higher than the same period in 2020, primarily driven by increased sales price and mix ($49 million) and volume ($35 million) and less economic downtime ($14 million), reflecting recovery from the negative demand impact of the COVID-19 pandemic. Operating costs were lower ($7 million) driven by a decrease in VAT taxes due to a higher mix of domestic sales at our Mato Grosso do Sul mill and reduced labor costs. These changes were partially offset by increased input costs ($33 million) primarily for purchased pulp, chemicals, packaging and energy.

There were no related party sales for the nine months ended September 30, 2021. Related party sales to International Paper included in Latin America net sales totaled $1 million for the nine months ended September 30, 2020.

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net Sales	$447	$375	$1,255	$1,114
Operating Profit (Loss)	$53	$29	$93	$25

Three Months Ended September 30, 2021 Compared to 2020

For the three months ended September 30, 2021, our North America segment net sales increased $72 million, or 19%, compared to the same period in 2020, primarily due to an increase in the market price for cutsize paper and rolls, reflecting continued demand recovery from the COVID-19 pandemic.

Operating profit for North America for the three months ended September 30, 2021 was $24 million higher than the same period in 2020, primarily due to increased sales price ($25 million) and volume ($9 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic. The benefit of lower planned maintenance outages ($12 million) and higher volumes were partially offset by increased input costs ($24 million) primarily for wood, energy and chemicals.

Related party sales to International Paper included in North America net sales totaled $1 million for the three months ended September 30, 2021. There were no related party sales for the three months ended September 30, 2020. Related party purchases from International Paper totaled $120 million and $78 million for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to 2020

For the nine months ended September 30, 2021, our North America segment net sales increased $141 million, or 13%, compared to the same period in 2020, primarily due to lower economic downtime and a 106,000 ton increase in sales volume of uncoated freesheet, reflecting demand recovery from the COVID-19 pandemic.

Operating profit for North America for the nine months ended September 30, 2021 was $68 million higher than the same period in 2020 as volumes were higher primarily due to less economic downtime ($52 million), increased sales price ($25 million) and volume ($22 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic. The benefit of lower planned maintenance outages ($20 million) and higher volumes were partially offset by increased input costs ($46 million) primarily for wood, energy and chemicals.

Related party sales to International Paper included in North America net sales totaled $2 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively. Related party purchases from International Paper totaled $298 million and $282 million for the nine months ended September 30, 2021 and 2020, respectively.

Non-GAAP Financial Measures

Management provides Adjusted EBITDA, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that Adjusted EBITDA provides investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt we incurred related to the separation. Adjusted EBITDA is reconciled to Net Income (Loss), the most directly comparable GAAP measure. Adjusted EBITDA may be determined or calculated differently by other companies and therefore may not be comparable among companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net Income (Loss)	$92	$51	$269	$105
Income tax provision (benefit)	28	12	91	25
Interest (income) expense, net	10	(2)	(19)	(3)
Depreciation, amortization and cost of timber harvested	37	38	108	117
Non-Cash Items (b)
Stock-based compensation	3	4	10	11
Special Items (c)
Other special items	7	1	(35)	6
Adjusted EBITDA (a)	$177	$104	$424	$261
(a) We define Adjusted EBITDA as our net income (loss) calculated in accordance with GAAP, excluding the sum of income taxes, interest income, net, depreciation, amortization and cost of timber harvested, and, if applicable for the periods reported, the effects of significant non-cash items and special items.
(b) Non-cash items represent expenses recorded by the Company for which there was no associated cash outflow. The only significant non-cash item incurred during the periods presented related to our stock-based compensation expense attributable to direct Company employees and an allocation of International Paper’s corporate and shared employees.
(c) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Other special items in the periods presented primarily include abandoned property removal costs, an environmental remediation reserve adjustment and foreign VAT expense and refunds.

Cash provided by operations totaled $379 million and $225 million for the nine months ended September 30, 2021 and 2020, respectively. The Company generated free cash flow of approximately $325 million and $166 million for the nine months ended September 30, 2021 and 2020, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, service debt and return cash to shareholders in the future. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2021	2020
Cash provided by operations	$379	$225
Adjustments:
Cash invested in capital projects	(54)	(59)
Free Cash Flow	$325	$166

The non-GAAP financial measures presented in this Form 10-Q as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.
LIQUIDITY AND CAPITAL RESOURCES
Overview

Historically, we have generated strong annual cash flow from operating activities. However, we have operated within International Paper’s management structure. Following the completion of the separation on October 1, 2021, the Company’s capital structure and sources of liquidity changed significantly from our historical capital structure. We no longer participate in cash management and funding arrangements with International Paper. Instead, our ability to fund the Company’s cash needs depends on our ongoing ability to generate cash from operations and obtain financing on acceptable terms. Based upon our history of generating strong operating cash flow, we believe we will be able to meet our short-term liquidity needs. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt.

A major factor in the Company’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our products. While changes in key operating cash costs, such as raw materials, energy, mill outages and distribution expenses do have an effect on operating cash generation, we believe that our focus on commercial and operational excellence, as well as our ability to manage costs and working capital, will provide sufficient cash flow generation.

In August and September 2021, we entered into a series of financing transactions under which we incurred $1.4 billion of long-term debt consisting of two term loan facilities and the 2029 Notes. In addition, on September 29, 2021, we borrowed $100 million from our cash flow-based revolving credit facility, which was classified as short-term debt on our balance sheet. See Note 11 to the condensed combined financial statements for further discussion. The proceeds of the debt were used primarily to fund a special payment to International Paper and to pay related fees and expenses. The Company’s cash flow-based revolving credit facility provides us with a total borrowing capacity of $450 million, of which approximately $340 million was available as of September 30, 2021.

The terms of the agreements governing our debt contain customary limitations for the financing. These provisions may also restrict our business and, in the event we cannot meet the terms of those provisions, may adversely impact our financial condition, results of operations or cash flows.
Operating Activities

Cash provided by operating activities totaled $379 million for the nine months ended September 30, 2021, compared with cash provided by operating activities of $225 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities in 2021 corresponds to the significant increase in our earnings reflecting our recovery from the negative demand impact of the COVID-19 pandemic.

Cash provided by working capital components (accounts and notes receivable, related party receivable and inventories less accounts payable and accrued liabilities, related party payable and other) nets to zero for the nine months ended September 30, 2021, compared with cash provided by working capital components of $36 million for the nine months ended September 30, 2020. The nine months ended September 30, 2021 working capital components primarily reflect a $99 million increase in our accounts payable and accrued liabilities balances, partially offset by a $28 million and $52 million increase in our accounts and notes receivable balance and other current assets balance, respectively. The net zero impact on working capital components was primarily driven by the significant increase in our sales reflecting recovery from the negative demand impact of the COVID-19 pandemic. The nine months ended September 30, 2020 working capital increase also reflects a $98 million decrease in our accounts and notes receivable balance, partially offset by a $55 million decrease in our accounts payable and accrued liabilities balance.
Investment Activities

The total cash inflow from investing activities for the nine months ended September 30, 2021 increased from nine months ended September 30, 2020, primarily due to the impact of cash pooling arrangements with International Paper.

The following table shows capital spending by business segment, which represents the most significant portion of our investment activities.

	Nine Months Ended September 30,
In millions	2021	2020
Europe	$11	$12
Latin America	26	36
North America	17	11
Total	$54	$59

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations. Capital spending was $54 million and $59 million for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 50% and 51% for the nine months ended September 2021 and 2020, respectively.
Financing Activities

Cash used in financing activities for the nine months ended September 30, 2021 primarily reflects the special payment of $1.52 billion we made to International Paper on September 29, 2021, as part of our separation from International Paper. Payments of debt issuance costs of $19 million and a $5 million discount on the debt were incurred in connection with our third-party debt transactions in the nine months ended September 30, 2021. Cash used in financing activities for the nine months ended September 30, 2020 primarily represented transactions between us and International Paper. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from us to International Paper, (ii) cash transfers from International Paper to fund our requirements for working capital commitments and (iii) an allocation of International Paper’s corporate expenses.

Contractual Obligations

Our Form 10 included disclosures of our contractual obligations and commitments as of December 31, 2020. We continue to make the contractually required payments, and, therefore, the 2020 obligations and commitments described in our Form 10 have been reduced by the required payments.

As part of our separation from International Paper, the Company purchased inventory from certain mills of International Paper on October 1, 2021, pursuant to the terms of the supply and offtake agreements between the Company and International Paper. As a result of this inventory purchase, the Company has recorded a related party payable to International Paper in the amount of $77 million which will be paid throughout the first six months of 2022.

Capital Expenditures

For the nine months ended September 30, 2021 and 2020, we have invested an average of 2.1% of net sales in total capital expenditures, or approximately $57 million on average. Over that period, we spent approximately $37 million, or 1.4% of net sales, in maintenance capital expenditures, and approximately $17 million, or 0.7% of net sales, in strategic capital expenditures and reforestation. In that same period, we invested the remainder in regulatory and cost reduction capital expenditures for rebuilds, productivity enhancements and de-bottlenecking. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $130 to $150 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. As of the date of this report, the only major capital expenditure anticipated in the next three years is replacing the two recovery boilers at our Svetogorsk mill with one new recovery boiler, which we estimate will cost $220 million over that period, beginning in 2022, with approximately 80% of the estimated amount to be spent in 2023 and 2024. If the Company chooses to rebuild the two existing recovery boilers, the anticipated total spend may be reduced.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires the Company to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require subjective judgments about matters that are inherently uncertain.
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for impairment or disposal of long-lived assets and goodwill, and income taxes.
The Company has included in the Form 10 a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2021.
While we have taken into account certain impacts arising from COVID-19 in connection with the accounting estimates reflected in the Quarterly Report on Form 10-Q, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be affected.
FORWARD-LOOKING STATEMENTS

In this quarterly report, all statements that are not purely historical or current facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements indicate expectations or forecasts with respect to future periods. They often may be identified by words such as “anticipate,” “assume,” “could,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and similar expressions. Examples of forward-looking statements in this report are those which relate to the potential impact on our business of the COVID-19 virus going forward, expectations concerning our business and performance as a standalone company, our future expenditures and cash requirements, our ability to successfully maintain our operations and productivity, and our projections for the fourth quarter and beyond.

Forward-looking statements are based on currently available business, economic, financial and other information and reflect our management's current beliefs, expectations and views with respect to future matters and their potential effects on Sylvamo. They are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and our actual actions and results could differ materially from what is expressed or implied by these statements.

Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Although it is not possible to identify them all, they include, among others, the risks and uncertainties identified in Part I, Item IA, “Risk Factors” in our Form 10, the risks and uncertainties noted elsewhere in this quarterly report including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the following:

•
the impact of the COVID-19 pandemic, including the impact of measures implemented to contain it, on our business, suppliers, customers, employees and operations, and the possibility that we may be unable to accurately predict its future impact on us;

•	our inability to achieve some or all of the benefits expected from our separation from International Paper, and the cost of achieving such benefits possibly being higher than anticipated;
•
our failure to operate profitably as a stand-alone company or to receive access to equivalent financial resources and supplier terms as were available to us prior to our separation from International Paper;

•	the termination of our commercial agreements with International Paper;
•
increases in the cost to us of, or decreases in the availability of, raw materials, energy and transportation, including, potentially, as a result of ongoing supply chain disruptions affecting businesses generally;

•	general business or economic conditions which might affect demand for our products and our business;
•	changes in international conditions adversely affecting our business, such as political instability, fluctuations in currency exchange rates, labor conditions and trade policies;
•	industry-wide decline in demand for paper and related products;

•	the cyclical nature of the paper industry, which may result in fluctuations in the prices of, and demand for, our paper products;
•	competition from other businesses and consolidation within the paper industry;
•	climate change and the physical and financial risks associated with fluctuating regional and global weather conditions or patterns;
•	material disruptions at one or more of our manufacturing facilities;
•	information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information;
•
extensive U.S. federal and state and non-U.S. environmental laws and regulations, which could result in substantial costs to Sylvamo as a result of compliance with, violations of or liabilities under these laws and regulations;

•
numerous laws, regulations and other government requirements that may change in significant ways, including changes in tax laws or application of such laws resulting in increased expense to us, including in Brazil where we have various open tax matters under administrative review or subject to judicial proceedings;

•	our inability to achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions;
•	our reliance on a small number of significant customers;
•	adverse results from legal, regulatory and governmental proceedings or other loss contingencies;
•	a significant write-down of goodwill or other intangible assets;
•	our failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates or plan demographics;
•	our inability to attract and retain senior management, other key employees and the skilled labor necessary to maintain our skilled workforce;
•	a disruption in operations and increased labor costs due to labor disputes;
•	our failure to adequately protect our intellectual property and other proprietary rights, or to defend successfully against intellectual property infringement claims by third parties;
•	our failure to fulfill our obligations as a public company, including with respect to the requirements of, and related to, rules under the Sarbanes-Oxley Act of 2002;
•
our inability to take certain actions that could jeopardize the tax-free status of the distribution of our stock to International Paper’s stockholders in connection with our separation from International Paper;

•	significant one-time and ongoing costs associated with the separation that could affect our period-to-period operating results following the completion of the distribution;
•	potential conflicts of interest with certain of our directors or officers because of their International Paper equity ownership or their former International Paper positions;
•	the satisfaction of our continuing indemnification obligations entered into in connection with the separation;
•	federal and state fraudulent transfer laws and New York and Delaware corporate law, which may permit a court to void the distribution and related transactions;
•
substantial indebtedness, in connection with the distribution, which could prevent us from fulfilling our obligations under anticipated agreements governing our indebtedness, and restrictions on us in the credit agreement governing our indebtedness;

•	our inability to generate sufficient cash to service our indebtedness, which may force us to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
•	volatility in the market price for our common stock may have a negative impact on our stockholders’ investment in us;
•	the future offerings of debt or equity securities ranking senior to our common stock could adversely affect the market price of our common stock;
•	lack of appreciation in the price of our common stock;
•	the discouragement or delay in preventing change of control of our company;
•	the designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for litigation may limit stockholders ability to obtain a favorable judicial forum for disputes; and
•	the limitation of personal liability of our directors for breaches of fiduciary duty.
We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 120 of the Company’s Form 10, which information is incorporated herein by reference. The only material change in the Company’s exposure to market risk since December 31, 2020 relates to interest rate risk associated with our debt described below:

Interest Rate Risk

Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of September 30, 2021, Sylvamo had floating rate debt of $1.1 billion comprised of Term Loan F, Term Loan B and the Revolving Credit Facility. At September 30, 2021, the applicable one-month LIBOR rate was 0.09%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $9 million at September 30, 2021. For more information about our term loans and Revolving Credit Facility, see Note 11 to the condensed combined financial statements for further discussion.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. See Note 9 Income Taxes and Note 10 Commitments and Contingent Liabilities of the Notes to the Condensed Combined Financial Statements in this Form 10-Q, which notes are incorporated into this Item 1 by reference.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our Form 10. There have been no material changes to the risk factors from those described in the Form 10. The risk factors in Item 1A, “Risk Factors,” in the Form 10 and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 6.    EXHIBITS

2.1
Separation and Distribution Agreement, dated as of September 29, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 2.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2021 (the “Form 8-K filed 10/1/2021”)).

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021 (the “Form S-8 filed 9/28/2021”)).

3.2	Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed 10/1/2021).

4.1
Form of Common Stock Certificate of Sylvamo Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 23, 2021).

4.2
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.3	Form of 7.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 9/3/2021).

10.1
Credit Agreement, dated September 13, 2021, among Sylvamo Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.2	Transition Services Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed 10/1/2021).

10.3	Tax Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/1/2021).

10.4	Employee Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 10/1/2021).

10.5	Registration Rights Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.4 to the Form 8-K filed 10/1/2021).

10.6
Supply and Offtake Agreement (Georgetown), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 10/1/2021).

10.7
Supply and Offtake Agreement (Riverdale), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed 10/1/2021).

10.8
Tax Exempt Bond Agreement (Eastover), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed 10/1/2021).

10.9
Tax Exempt Bond Agreement (Ticonderoga) (Series 2015 Bonds), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K filed 10/1/2021).

10.10
Tax Exempt Bond Agreement (Ticonderoga) (Series 2019 Bonds), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.9 to the Form 8-K filed 10/1/2021).

10.11
Retained Intellectual Property License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed 10/1/2021).

10.12
Retained Copyright License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed 10/1/2021).

10.13
Retained Know-How and Technology License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.12 to the Form 8-K filed 10/1/2021).

10.14
Transferred IP License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.13 to the Form 8-K filed 10/1/2021).

10.15
Transitional Trademark License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.14 to the Form 8-K filed 10/1/2021).

10.16		Brazil Payment Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.15 to the Form 8-K filed 10/1/2021).

10.17
Temporary Occupancy Agreement, dated as of September 1, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed 9/3/2021).

10.18
Lease Agreement (La Mirada), dated as of September 1, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 9/3/2021).

10.19
Corrugated Packaging Supply Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 9/3/2021).

10.20
Recyclable Material Master Purchase Agreement, dated as of September 1, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed 9/3/2021).

10.21		Fiber Purchase Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 9/3/2021).

10.22
Global Sourcing Agreement between Papeteries d’Espaly and IP Belgian Services Company SRL (incorporated by reference to Exhibit 10.8 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 9, 2021 (the “Form 10 filed 8/9/2021”)).

10.23	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed 9/28/2021).

10.26	†	Sylvamo Corporation 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Form 10 filed 8/9/2021).

10.27	†	Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Form 10 filed 8/9/2021).

10.28	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: November 12, 2021	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller