Form 10-K
period 2021-12-31
Sylvamo Corp
filed 2022-03-02
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from - to –
Commission File No. 001-40718
_______________________
SYLVAMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_______________________

Delaware	86-2596371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue Memphis, Tennessee	38197
(Address of Principal Executive Offices)	(Zip Code)
901-519-8000
(Registrant’s Telephone Number, Including Area Code) Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Securities to be registered pursuant to Section 12(g) of the Act:

Title of each class to be so registered	Trading Symbol(s)	Name of each exchange on which each class is to be registered
Common Stock, par value $1.00 per share	SLVM	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 25, 2022 was 43,955,084.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SYLVAMO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021
i

ii

PART I.

ITEM 1. BUSINESS

OUR COMPANY

Sylvamo Corporation (the “Company” or “Sylvamo”, which may also be referred to as “we” or “us”) is a global uncoated papers company with a broad portfolio of top-tier brands and low-cost, large-scale paper mills located in and serving the most attractive geographies, including Europe, Latin America and North America. We produce uncoated freesheet (“UFS”) for paper products such as cutsize and offset paper, as well as market pulp, aseptic and liquid packaging board (“LPB”) and coated unbleached kraft (“CUK”) papers. With roots going back to 1898, we have a long history of offering premium quality papers to meet the needs of our customers and end-users. Our mills predominantly rank in the lowest quartile on global and regional UFS cost curves, and we believe our low-cost operations enable us to serve our customers with the highest quality products at attractive margins. Our industry-leading brands, known for their long-standing reputation in their respective markets for product quality and performance, allow us to maintain our long-term relationships with top-tier customers throughout economic cycles. Our international reach and strong positioning across retail, merchant and e-commerce channels optimally positions us to meet the paper needs of our end-users around the world. This also provides geographical diversification of our revenue and profits. From 2019 to 2021, on average, we generated 51% of our revenues and 68% of our Business Segment Operating Profit in Europe and Latin America, which exhibit different supply and demand characteristics than North America, and all three regions have strong profitability for the uncoated paper industry relative to other geographies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Description of Business Segments - Results of Operations for a definition of Business Segment Operating Profit.

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the U.S. Securities and Exchange Commission ("SEC"). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investors section of our website at www.sylvamo.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

2021 Revenues by Product Type

UFS, our primary product, has diverse end-use applications, including printing, copy and writing papers, and advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Additionally, we produce a wide variety of uncoated paper grades that our customers convert into envelopes, writing tablets, business forms, packaging and file folders. As a vertically integrated operator, we produce hardwood pulp (including bleached hardwood kraft

(“BHK”) and bleached eucalyptus kraft (“BEK”), and we produce bleached softwood kraft (“BSK”). We also produce bleached chemi-thermomechanical pulp (“BCTMP”) at our Svetogorsk, Russia mill, which we sell globally. Further, our Svetogorsk mill produces LPB and CUK papers that are sold across Russia and Eastern European countries.

Many of our UFS products, particularly cutsize, are branded with strong consumer recognition and top brand positioning in their respective markets. We believe our portfolio of trusted brands across our regions provides us with a meaningful competitive advantage. We own some of the industry’s most recognizable brands, including Chamex (Brazil), REY (France), SvetoCopy (Russia) and Hammermill (United States). Cutsize represents approximately 60% of our UFS tons sold, and our owned and licensed brands represent 58% of those cutsize sales. Further, we have a license from HP Inc. (“HP”) for the rights to produce and sell HP branded printer and copier paper in almost all geographies globally. HP Papers is a premium line of uncoated cutsize products that work seamlessly across all models of printer and copier equipment. The remaining 42% of cutsize tons sold are private label brands we produce for our major customers, including Staples.

We sell and market our products globally to over 700 customers. By leveraging our strong brand portfolio and our customized service, we have built deep relationships with top customers in each of the channels we serve. We distribute our products through a variety of channels, including merchants and distributors, office product suppliers, retailers and dealers. We also sell directly to converters that produce envelopes, forms and other similar products. With a long history of more than 120 years, we have forged long-term relationships with our top customers and their loyalty results in very little turnover. Accordingly, our top ten customers, representing approximately one-third of our net sales, have been buying our products for more than 50 years on average. Our sales, marketing, supply chain and production staff work collaboratively to provide tailored client support, addressing the distinct needs of customers across geographies and channels. We provide marketing support to our customers to help them develop their go-to-market strategies by leveraging our extensive end-user sales and preference data.

Our mills have an annual UFS paper production capacity of 2.8 million short tons, market pulp production capacity of 580,000 short tons, and total LPB and CUK capacity of 130,000 short tons. In addition, Sylvamo expects to distribute annually an incremental 495,000 short tons of UFS and 160,000 short tons of uncoated bristols through its offtake agreements with International Paper in North America. Sylvamo is a party to the Joint Marketing Agreement with JSC Ilim Group in Russia, which allows us to retain the exclusive rights to market and sell all of the JSC Ilim Group’s UFS production, which totals 230,000 short tons annually. Our mill portfolio includes seven low-cost mills, six of which are fully vertically integrated. Vertical integration reduces costs associated with key inputs for paper production, such as pulp and energy, and decreases our exposure to commodity price fluctuations. Our only non-vertically integrated mill is co-located with Suzano’s market pulp mill and has a market supply agreement with Suzano, ensuring a consistent supply of fiber, steam and energy contractually guaranteed on a long-term basis. This effectively replicates most of the key economic benefits of vertical integration without the associated capital costs. We have high quality, well-invested facilities with low operating costs. As of September 30, 2021, more than 70% of our capacity is in the lowest quartile of global and regional cost curves. We believe the competitive advantages of our mills, such as their location in sustainable low-cost fiber baskets, and significant scale and distribution efficiencies, afford us sustainable strategic benefits.

The demand for our paper products is positively correlated with global commercial printing and print advertising activity, white-collar employment levels and government spending, including education spending, and negatively affected by the adoption of electronic billing and statements. We believe our low-cost position allows us to thrive in all demand environments, including in countries facing secular demand decline, and we have demonstrated this historically by strengthening Sylvamo’s supply position even in light of the rise of electronic media substitution. From 2015 through 2021, we outperformed the UFS industry demand by 1.8% on average in the regions we serve, and, in the future, we intend to target outperforming the UFS industry demand by 1% to 2% on average in such regions. We expect global demand for UFS to be flat from 2022 to 2026, based on RISI forecasts from September 2021. Approximately two-thirds of Business Segment Operating Profit on average from 2019 to 2021 comes from outside North America, and some of our key geographies, such as Latin America, have an increasing population of white-collar professionals, which supports the demand for our products.

We provide differentiated products and services in each geography we serve, underpinned by our low-cost facilities, premium brands and a talented workforce.

•Europe: Our European business primarily produces and sells cutsize, commercial printing and specialty papers, in addition to LPB, CUK, BCTMP (Russia), BHK and BSK (France). We own two mills in the region with a total annual production capacity of 1.1 million short tons: Svetogorsk in Russia near the Finnish border and Saillat in France. Both mills produce pulp and paper and are fully vertically integrated. Our paper and pulp mill in Svetogorsk covers approximately 494 acres on the Karelian Isthmus between the Gulf of Finland and Lake Ladoga in northwestern Russia, and comprises three pulp mills and two paper machines with an annual production capacity of 720,000 short tons. The mill produces cutsize and offset paper and is the only producer of LPB in Russia with a supply position greater than 50% based on Russian customs data. Svetogorsk produces BCTMP, which is manufactured from aspen or spruce with innovative technology and allows Sylvamo to maintain an advantaged cost position relative to most other European and Russian mills making similar products. We are able to capture demand in both UFS and BCTMP in other countries throughout Europe, the Middle East, Africa and Asia out of our Svetogorsk mill. Sylvamo is a party to the Joint Marketing Agreement with JSC Ilim Group, which allows us to retain the exclusive rights to market and sell all of JSC Ilim Group’s UFS production totaling 230,000 short tons annually. The JSC Ilim Group is the largest pulp and paper company in Russia and operates the largest pulp and paper mills located in the European and Siberian regions of Russia, with a total pulp and paper production capacity of 4 million short tons annually. It is controlled by Ilim SA, a 50/50 joint venture between International Paper and its partners. Our paper and pulp mill in Saillat is a European leader in the production of premium grade paper with an annual production capacity of 265,000 short tons and opportunities to grow sales outside of Europe. The mill also produces an additional 130,000 short tons annually of BHK and BSK market pulp that is sold to customers in Western Europe. In Russia, we have long-term harvesting rights on 860,000 acres of government-owned forestland, where we also plant seedlings to maintain the health and productivity of forest ecosystems for future generations.

We own a portfolio of premium brands in Europe. Our REY brand is distributed primarily in France and is focused on sustainability. Our brands in Russia include Ballet and SvetoCopy, which was the first office paper brand to be produced in Russia, and together are the leading brands in the country with an estimated 45% supply position, including JSC Ilim Group’s expected cutsize capacity under the Joint Marketing Agreement based on internal estimates.

•Latin America: Our Latin American business is engaged in the production and sale of cutsize, commercial printing and specialty papers, as well as converting papers and market pulp. We are the largest UFS producer in Latin America, with about 34% of the supply position as of September 2021 according to Fisher International. We sell approximately 78% of our Brazilian UFS production in 26 countries in Latin America, and export the balance to other regions around the globe. Our system of paper production consists of three mills in Brazil: two in the state of São Paulo and one in Mato Grosso do Sul. Together, our three mills have seven paper machines with an annual production capacity of 1.3 million short tons. Our integrated mill in Luiz Antônio is the lowest cost mill in Sylvamo’s portfolio, as measured by roll manufacturing cost per ton, and produces cutsize and offset UFS and market pulp. The mill has an annual production capacity of 385,000 short tons of UFS on two paper machines and also produces an additional 130,000 short tons of market pulp annually. Our mill in Mogi Guaçu is also fully integrated, and operates four paper machines that produce 460,000 short tons of UFS, primarily cutsize and offset paper. Três Lagoas, located in Mato Grosso do Sul, operates one paper machine and produces 260,000 short tons of UFS annually.

We also own approximately 250,000 acres of strategic forest plantations in close proximity to our two mills in São Paulo state. This land provides us with a sustainable source of high quality and low-cost hardwood fiber from eucalyptus. Eucalyptus and its fiber have several benefits, including:

•Fastest growing and highest yielding species grown in timber plantations;

•Shortened harvest cycles of 6 to 7 years, helping to keep plantation costs low; and

•Homogenous fiber quality, which permits premium grade quality at lower costs by requiring less wood to manufacture our products.

Our portfolio of brands includes two lines of printing and writing paper, Chamex and Chamequinho, and one graphic paper line, Chambril, all 100% produced from sustainably managed forests, holding Programme for the Endorsement of Forest Certification (“PEFC”) certification and existing Forest Stewardship Council™ (“FSC®”) certification. We believe our Chamex brand has enjoyed unparalleled brand recognition in Brazil for the last 50 years.

•North America: Our North American business is engaged primarily in the production and sale of cutsize, commercial printing, converting and specialty papers. We are the second largest UFS producer in North America with a 28% supply position as of September 2021, according to Fisher International, including UFS we purchase from International Paper’s Riverdale, Alabama and Georgetown, South Carolina mills pursuant to offtake agreements. See Item 1A. Risk Factors “- We rely on certain commercial agreements with International Paper whereby a substantial amount of our production in the United States is outsourced, the loss of which could have an adverse effect on our business, financial condition and results of operation” for further information regarding the terms of the offtake agreements. We own two of the industry’s most competitive mills in Eastover, South Carolina and Ticonderoga, New York with 1.1 million short tons of combined annual production capacity. The Eastover mill operates two paper machines producing 700,000 short tons of UFS, and a chemical pulping system producing fiber for UFS and an additional 115,000 short tons of market pulp annually. Eastover’s highly advantaged cost position in North America stems from its strategic location in an attractive fiber basket and world-class production capabilities. Sylvamo also operates a premium-grade paper mill in Ticonderoga with a well-invested asset base and proven capabilities to service the North American specialty segment. Its two paper machines and chemical pulp system produces 275,000 short tons of UFS annually, focusing on specialty paper grades. Our offtake agreements with International Paper give us the right to market and sell the UFS paper and uncoated bristols production at the Riverdale and Georgetown mills, representing an incremental 655,000 short tons of annual production capacity. Our North American mills are positioned near sustainably-managed forests that provide long-term access to competitively priced fiber.

In North America, we own a portfolio of premium brands, including Hammermill, Springhill, Williamsburg, Postmark and Accent. According to a third-party market study conducted by TRC Advisory in 2019, the quality and product breadth associated with the Hammermill brand resulted in strong end-user customer willingness to pay. Its unparalleled brand recognition helped us secure our strategic partnership with the largest e-commerce supplier in North America.

2021 Revenues by Segment 2021 Operating Profit by Segment

Sylvamo recognizes that a sustainably managed forest is one that maintains and enhances economic, social, and environmental values for the benefit of present and future generations. We are deeply committed to long-term environmental sustainability by ensuring sustainable sourcing of fiber and investing in and utilizing renewable energy resources. The majority of our mills are located in attractive and sustainable fiber baskets that provide access to high quality, low-cost fiber. Our practice of sourcing fiber from well-managed forests promotes the long-term health and productivity of forests. A majority of our fiber supply in the United States and France comes from privately owned forests. We work with landowners and wood suppliers to advance credible third-party forest certifications to improve our percentage of certified fiber. We follow a Fiber Certification Policy that accepts globally recognized forest management standards. These include the PEFC and standards recognized by PEFC, including the American Tree Farm System® (“ATFS®”) and Sustainable Forestry Initiative® (“SFI®”) in the United States and the Brazilian National Forest Certification Program, Certificacão Florestal (“CERFLOR”) in Brazil.

We own 250,000 acres of strategic forest plantations in close proximity to our mills in Brazil, which provides a sustainable source of high quality hardwood fiber from fast-growth eucalyptus. We reserve 75,000 acres towards our conservation efforts, through which we plant native tree species to help preserve biodiversity. In Russia, we have long-term harvesting rights on 860,000 acres of government-owned forestland, where we also plant seedlings to maintain the health and productivity of forest ecosystems for future generations. Sylvamo’s forestlands in Brazil and Russia are a significant source of value for our business and are strategic assets in profitable geographies. All the forestland we own in Brazil is certified under CERFLOR and FSC® certification. Our forestland for which we have harvesting rights in Russia also has the FSC® certification.

All of our integrated mills use renewable biomass residuals to create energy and decrease our dependence on third-party energy sources. On average, we produce 78% of our energy needs for our integrated mills through bio-energy, which is a carbon neutral energy source generated from renewable biomass residuals. We also believe in the responsible consumption of our products, and invest in recyclable, sustainable and renewable products. We have invested in product lines, such as the Hammermill Great White products, which are made from recycled materials. All of our products are recyclable, and we encourage our customers to utilize recycling services and custom recycling programs that support their business needs. In 2019, approximately 66% of all paper products in the United States were recycled to make new fiber-based products, according to the most recent data from the American Forest and Paper Association.

Sylvamo’s capabilities and potential are delivered through our dedicated and talented workforce, which we believe is the best in the industry. We employ more than 7,500 people globally, with 35%, 43% and 22% of our workforce located primarily in 14 countries in Europe, Latin America and North America, respectively. We have a favorable employee engagement score of 86%, compared to the manufacturing industry average of 75%, according to a 2019 third-party employee engagement survey. The above-average employee engagement score at Sylvamo is driven by our employees’ perception of their career goals, employee safety, diversity in the workforce, understanding of the company’s goals, work life balance and other indicators. Specifically, employees rated safety at Sylvamo with a 91% favorability rate.

The health and safety of our employees is paramount. We strive to design and operate injury-free workplaces for our employees and everyone who enters our facilities. As responsible stewards of people and their communities, we have maintained record safety standards, strictly complying with national regulations such as, in the United States, the Occupational Safety and Health Administration’s regulations. We are an industry-leading company in employee safety. Across our mills, our Total Incident Rate (“TIR”) averaged 0.41 and our Lost Work Incident Rate (“LWIR”) averaged 0.09 for 2021, well below the 2020 U.S. paper manufacturing industry averages of 2.4 and 0.9, respectively, according to the most recent information available from the U.S. Bureau of Labor Statistics.

Our Competitive Strengths

We distinguish ourselves through the following competitive strengths:

A global producer of uncoated freesheet, positioned in the most profitable geographies: Europe, Latin America and North America.

We believe our mills, and consequently the key regions that we serve, are located in some of the world’s most attractive geographies for UFS. Given the access to low cost fiber and historical pricing levels, the regions we serve are some of the most profitable over the past three years based on average import pricing data from IHS Markit.

We rank third in supply position in Europe, including our mill in Russia and JSC Ilim Group’s expected cutsize capacity under the Joint Marketing Agreement as of September 2021, according to Fisher International. We have consistently outperformed relative to industry demand in Europe. Due to the one-time impacts of the COVID-19 pandemic in such year, we have excluded 2020 market data from the discussion below. From 2011 to 2019, while the overall UFS demand in Europe fell by 2%, the demand for our products remained stable. Demand for UFS in Western Europe declined at a 2.8% CAGR from 2014 to 2019 and we expect demand for UFS in Western Europe to continue to decrease by a 2.4% CAGR from 2021 to 2026, based on RISI data and forecasts. In Eastern Europe, demand for UFS declined at a 0.7% CAGR from 2014 to 2019, and we expect demand in Eastern Europe to increase by a 0.5% CAGR from 2021 to 2026, based on RISI data and forecasts. Industry capacity in Eastern Europe increased at a 0.7% CAGR from 2014 to 2019, while Western Europe decreased at a 2.4% CAGR over the same time period, according to RISI data and forecasts. We expect that industry capacity will decline by a 2.2% CAGR and a 3.7% CAGR in Eastern Europe and Western Europe, respectively, from 2021 to 2026, based on RISI data and forecasts. We have a niche positioning in Europe, with our Saillat mill focusing its production on specialty UFS. In Russia, we have the number one supply position and the leading brand, SvetoCopy. We also have a strong position in other growing markets, such as the Commonwealth of Independent States, comprised of Azerbaijan, Armenia, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Turkmenistan, Uzbekistan and Ukraine. Sylvamo is a party to the Joint Marketing Agreement with JSC Ilim Group, which allows us to retain the exclusive rights to market and sell all of JSC Ilim Group’s UFS production totaling 230,000 short tons annually.

In Latin America, we are a major producer of UFS with a 34% supply position as of September 2021, according to Fisher International. Latin America is a particularly attractive region given its rising levels of education, growth in white-collar employment and increasing income per capita, all of which drive UFS demand. Due to the one-time impacts of the COVID-19 pandemic in such year, we have excluded 2020 market data from the discussion below. From 2014 to 2019, UFS demand in Latin America decreased at a 3.1% CAGR due to the recession in Brazil during that period, and we expect it to increase at a CAGR of 0.6% from 2021 to 2026, based on RISI data and forecasts. Industry capacity in Latin America declined at a 0.3% CAGR from 2014 to 2019, and we expect it to continue to decline at a 1.1% CAGR from 2021 to 2026, based on RISI data and forecasts. Moreover, the key raw material input we use in our Brazil mills is eucalyptus, which is a world-class, low-cost fiber for the production of UFS. The use of low-cost fiber combined with our highly efficient operations, as measured by our Overall Machine Efficiency metrics of approximately 90% in Latin America, and export logistics advantage allow us to serve the domestic market and the export markets at attractive margins.

In North America, we are the second largest producer of UFS with a 28% supply position as of September 2021, according to Fisher International, including UFS we purchase from International Paper’s Riverdale and Georgetown mills pursuant to offtake agreements. We believe that we are well-positioned to benefit from improving fundamentals in the paper industry, which are inherently linked to the balance of supply and demand. In North America, a number of competitors have announced conversion of paper mills to primarily containerboard and fluff pulp capacity, leading to favorable operating rates. North American producers have announced the shutdown of approximately 1.5 million short tons of UFS capacity, or approximately 24% of the industry capacity, since 2019, according to RISI. As a result of these actions, North American UFS operating rates increased significantly from low operating rates in 2020 after a mid-2021 industry recovery according to RISI. We believe that higher operating rates will enable us to continue to benefit from improving supply and demand dynamics through our superior cost position. Due to the one-time impacts of the COVID-19 pandemic in such year, we have excluded 2020 market data from the discussion below. Demand for UFS in North America fell at a 3.5% CAGR from 2014 to 2019 and we expect it to continue to fall at a 2.8% CAGR from 2021 to 2026, based on RISI data and forecasts. Industry capacity in North America decreased at a 3.1% CAGR from 2014 to 2019, and we expect it to continue to decrease at a 1.9% CAGR from 2021 to 2026, based on RISI data and forecasts.

UFS supply position per region according to Fisher International, as of September 2021

Europe                 Latin America
North America

Vertically integrated mills that are predominantly in the lowest quartile on the cost curve both in their regions and globally.

Our attractive, low cost positions are particularly important given that we have exposure to geographies that are either in secular decline or are experiencing limited to no growth. Historically we have seen that as volumes decline, competitors close higher cost mills or convert mills to other uses. We expect this trend to continue and therefore, we expect to be able to improve operating rates for our assets. As a result, we expect to be able to generate improved margins and substantial cash flow over the long-term despite stable or declining demand in our industry.

Our low production costs are driven by the scale of our production capacity, our mills’ proximity to fiber, self-produced energy, and the integration of our pulp and paper production process. In particular, our vertical integration into pulp helps minimize our exposure to commodity pulp price fluctuations.

Our European mills produce their own pulp that is directly used for the production of paper. Our Saillat mill is the largest fully integrated UFS mill in France and the only vertically integrated mill producing value-added grades in Europe that covers the entire production process from wood harvesting to paper. Its modern pulp mill produces pulp for 100% of its UFS production as well as an additional 130,000 short tons of market pulp that is sold in France and Western Europe. In Russia, our Svetogorsk mill is fully integrated with three pulp mills and two paper machines. We also have long-term harvesting rights on 860,000 acres of forestland in Russia for excellent access to wood fiber.

In Brazil, we own eucalyptus plantations in close proximity to our two São Paulo state mills, giving us access to high-quality, low-cost eucalyptus fiber. These two mills produce their own pulp that is directly used for paper production. Our third Brazilian mill, Três Lagoas, is co-located with Suzano’s market pulp mill and has a market supply agreement with Suzano, ensuring a consistent supply of fiber, steam and energy contractually guaranteed on a long-term basis. Consequently, Três Lagoas has all the benefits of integration without the associated capital costs, and therefore generates a high cash yield per ton of capacity. In fact, after accounting for the Brazilian government tax benefit (88% VAT reduction for Três Lagoas production sold domestically) and the benefits of integration and co-location with Suzano’s market pulp mill, we estimate that Três Lagoas would have production costs comparable to Mogi Guaçu, which is in the first quartile of the cost curve. Furthermore, our own produced market pulp sales from the integrated mills in Brazil work as a natural hedge for the Três Lagoas purchased pulp contract. Accordingly, from 2019 to 2021, Três Lagoas’ return on invested capital was on average approximately 770 basis points higher than Mogi Guaçu’s return on invested capital.

All of our North American mills produce their own pulp. The Eastover mill enjoys the lowest manufacturing cost in North America according to Fisher International, and operates one of the highest-quality cutsize paper machines in North America. The mill generates its own electricity to run its two paper machines and one pulp dryer. It produces sufficient pulp to meet its needs for paper production and an additional 115,000 short tons of market pulp sold in the open market each year. Ticonderoga is a premium-grade, vertically integrated paper mill with a competitive low-cost positioning against other specialty mills, according to Fisher International. Overall, our mills have an average pulp integration of approximately 95%, requiring that we buy only 5% of our pulp inputs in the open market.

Our integrated Brazilian, Russian and U.S. Eastover mills have historically occupied first quartile positions in the global cost curve, and our Saillat and U.S. Ticonderoga mills have historically occupied first quartile positions on the regional specialty cost curves. We believe our low-cost operations enable us to serve our local customers with the highest quality products at competitive margins. Our Russian and Brazilian paper operations have provided strong and steady margins for more than 10 years. Most importantly, these global low-cost operations help us to remain competitive in the export markets. Our ability to participate in the export markets allows us to meet demand in other regions with a steady and reliant supply of paper, allowing us to maintain consistent operating rates in almost all demand environments.

Global UFS rolls cost curve according to Fisher International as of September 30, 2021

MMill: UFS Capacity (short tons)
1	Luis Antonio	385k
2	Mogi Guacu	460k
3	Svetogorsk mill	420k
4	Eastover	700k
5	Saillat sur Vienne	265k
6	Riverdale	350k
7	Georgetown	145k
8	Ticonderoga	275k
9	Tres Lagoas Paper	260k

Premier brands in Europe, Latin America and North America with strong brand recognition.

Our portfolio of iconic, regional brands is widely recognized for its quality and reliability. We own premier brands across the globe, including Chamex, Chamequinho, Chambril, SvetoCopy, REY, Pro-Design, Ballet, Hammermill, Springhill, Williamsburg, Postmark and Accent. These brands have a long-standing reputation in their respective markets for product quality and performance. Our strong brands have allowed us to outperform industry volumes and have supported the business through economic cycles by providing improved profitability. Over the last six years, we have outperformed the industry in terms of UFS shipments by 180 basis points annually in the geographies in which we operate. Through the downturn caused by the COVID-19 pandemic, our brands demonstrated higher brand loyalty relative to private label offerings, as evidenced by a lower decrease in our owned brand sales in 2020 and 2021 as compared to the overall industry. In addition, in 2020 and 2021, we outperformed the industry UFS shipments in the geographies in which we operate by 340 basis points.

We believe our Chamex brand enjoys unparalleled brand recognition in Brazil and elsewhere in Latin America. Chamex has been part of the Brazilian culture for more than 50 years. Entire generations have grown up using Chamex in school and in the workplace. To leverage this recognition, we introduced the Chamequinho brand to target younger populations and keep the Chamex loyalty for generations to come. Chamex is the leading brand in terms of supply position in Bolivia, Brazil, Central America and Paraguay, with a 29% supply position in Latin America, according to third-party global trade data.

Our SvetoCopy brand is the leading brand in Russia in terms of supply position and brand loyalty, according to market research and consulting firm IPSOS. SvetoCopy was the first office paper brand to be produced in Russia beginning in 1996, prior to which all office paper in Russia was imported. During our more than 20 years in Russia, we have delivered on SvetoCopy’s quality and brand reputation and have become a reliable partner for businesses.

In France, our REY brand offers a very broad range of innovative products, including commodity and value-added grades that promote sustainability. The REY brand continues to grow its recognition in France and is gaining popularity across Western Europe. Positioned as the conscientious paper choice, REY wants to represent sustainability in the office paper segment, with products ranging from white papers to tints (colors). Pro-Design is our flagship brand for professional high speed printing in Europe. Over the past decade, Pro-Design has established itself as a top-shelf product for full color, high quality laser print applications. All brands made at our Saillat mill are certified by either FSC® or PEFC and the EU Ecolabel.

The Hammermill brand has a deep heritage in the United States with over 120 years of existence, and we believe it is a leading copy paper brand in the United States. We continue to invest to make the brand relevant throughout generations, and have adapted our products to the digital age. In 2003, we introduced our JAM-FREE® technology, which guarantees less than one jam in 10,000 printed sheets on high-speed digital equipment. The Hammermill Great White product was developed within the cutsize paper product line and is made from recycled materials. We recently developed and launched our Sylvamo Shop, which provides our customers with 24/7 access to place orders, check inventory, and monitor order status from their computer, tablet or smart phone. Our Sylvamo Shop makes doing business with us more efficient and simpler for our customers, helping us capture a greater share of their business.

In 1996, we launched the HP Papers office paper products under license from HP Inc., allowing us to exclusively manufacture and market HP Papers in over 75 countries. HP Papers is a global paper brand and is manufactured in all our regions. It is a premium line of uncoated cutsize products, scientifically engineered to work seamlessly across all makes and models of printer and copier equipment. HP Papers, HP inks and toners and HP printers are engineered to work together. In the early 2000s, we again partnered with HP to develop and introduce ColorLok Technology to improve inkjet printing quality in offices and homes around the world. Taking advantage of developments in high-speed inkjet technology, our ColorLok Technology optimization gives excellent results with both laser and high-speed inkjet sheet-fed printers.

Our brands represent 58% of our cutsize sales, and private labels represent the remaining 42%. Our private label strategy focuses primarily on North America, where we produce paper for companies such as Staples. Our top three private label customers represent approximately 300,000 short tons annually of private label sales.

Long-term, committed relationships with key customers and partners in the UFS value chain and a growing position in e-commerce.

We serve over 700 customers across every region of the world through diverse sales channels, including office product suppliers, retailers, e-commerce, converters, dealers and merchants. Our global scale and local focus help us stay committed to key customers and partners across the UFS supply chain. Over the years, we have built long-term relationships with customers thanks to our commitment to their business. We are aligned with the premier participants in all the main channels in Europe, Latin America and North America.

Our sales teams are coordinated to efficiently bring a competitive and complete product offering to our diverse customer base. We bring together our sales, marketing, supply chain and production staff to provide service and support to merchants, converters, end-users, stationers, printers and retailers alike. We further support our customers with our breadth of end-user applications, such as printing paper, brochures, pamphlets, greeting cards, books, packaging and envelopes. This mitigates our exposure to any one channel or end-use and creates value for our customers, and we excel at managing the complexity this adds to our operations. As a result, we have fostered long-term relationships with our customers with minimal customer turnover. On average, our top 10 customers have been our business partners for 50 years, and today they represent approximately 35% of our supply position, with no one customer making up more than 10% of our supply position.

Leading customers with long-standing relationships per region

We have the ability to adapt as our end-users change their channel preferences. We are well positioned to compete in the e-commerce channel, which relies more heavily on high-grade brands than traditional retail channels. We have been able to rapidly grow our e-commerce presence through close partnerships with online retailers such as Amazon in North America and Kalunga in Brazil. We have increased our sales through Amazon in North America by more than six times over the past six years. Overall, we have increased our North America e-commerce sales by approximately 90% over the past six years. Today, e-commerce makes up approximately 10% of North American sales, and we believe Sylvamo sales represent greater than 50% of the channel overall in 2020, according to internal marketing intelligence. We are seeing similar trends in e-commerce developing in Europe and Latin America.

Well-invested facilities running highly efficient operations.

We believe our mills are well-invested, and we have made significant capital investments over time. Our capital spending includes maintenance, regulatory and reforestation capital expenditures, cost reduction capital expenditures, and strategic capital expenditures, which include capital for rebuilds, productivity enhancements and de-bottlenecking. We believe that the investments in our well-maintained and efficient facilities increase equipment uptime and improve reliability. The only major capital expenditure across our portfolio of mills anticipated in the next few years is replacing the two recovery boilers at our Svetogorsk mill with one new recovery boiler. Our Board of Directors has approved pre-engineering work on this boiler replacement in 2022. Our mills are technically advanced, and Sylvamo operates the two most recently built UFS assets in Latin America – Luís Antônio and Três Lagoas in Brazil. Our Svetogorsk mill is one of the top pulp and paper mills in Russia with industry-leading technology and equipment. Since 1998, approximately $780 million has been invested in the upgrade and modernization of the mill to ensure its long-term competitiveness. For example, our former parent, International Paper, constructed the BCTMP plant in 2008, which provides higher yields than other processes and lowers the total cost of production. IP also installed a coater at one of the paper machines, allowing us to produce CUK and LPB to meet market demand. Our Eastover mill is one of the most technologically advanced pulp and paper mills in the world and, as a result, it is the lowest cost producer of UFS in North America according to Fisher International. It has a history of continued investment, with over $160 million in capital deployed since 2015. Our Ticonderoga mill is a premium-grade, vertically integrated pulp and paper mill, with a well-invested asset base and proven capabilities to service the North American specialty segment. Over $100 million of capital spending has been deployed to the Ticonderoga mill since 2015.

Strong and stable earnings and cash flow generation.

We have a track record of generating strong earnings and significant cash flow across cycles due to our low-cost asset base, disciplined capital investment, customer and geographic diversification, operational flexibility and strong brand recognition. We have been able to generate strong Adjusted EBITDA Margins as uncoated freesheet demand continues to improve in all three of our regions as we emerge from the COVID-19 pandemic. For the years ended 2019, 2020 and 2021, our Adjusted EBITDA Margin was 17.6%, 12.4% and 17.0%, respectively. Free Cash Flow, calculated as Cash Provided by Operating Activities minus maintenance, regulatory and reforestation capital expenditures, was $406 million, $284 million and $473 million for 2019, 2020 and 2021, respectively. See Item. 7. Management’s Discussion and Analysis and Results of Operations - Non-GAAP Financial Measures for the definitions of Adjusted EBITDA margins and Free Cash Flow.

Our ability to reduce capital spending in times of economic downturns allow us to continue generating strong cash flow while maintaining appropriate levels of spending for safety and regulatory issues. For example, we reduced our total capital expenditures in 2020 to $75 million from $150 million in 2018 by delaying capital expenditures. Accordingly, we anticipate increasing capital spending to ensure that our mills stay well-invested and well maintained. This increase may negatively impact free cash flow, but we anticipate Adjusted EBITDA Margins to stay above 15%.

($’s in millions)
Our portfolio of low-cost mills enables us to achieve healthy margins. Our vertically integrated mills help minimize our exposure to the volatility of raw material prices and generate a consistent stream of cash flows. Further, we have positioned ourselves in the most attractive local markets, where we leverage our low manufacturing costs to maximize earnings. Our management’s experience in managing costs and leveraging lean processes fosters a culture of operational excellence and continuous improvement.

Our geographic, product and channel diversity gives us the flexibility to adjust to end-market demand fluctuations and maintain margins. Specifically, our global platform allows us to offset the effects of volatile movements of major currencies by tactically positioning ourselves in the export and import market to our advantage. Our broad product categories allow us to meet end-user demand for a wide variety of paper products. Additionally, our channel diversity helps us better adapt to our end-users’ channel preference with a wide breadth of end-user applications. This customer-focused strategy coupled with our decades of investments in our strong brands has allowed us to weather down-cycles.

Best-in-class management team with extensive industry experience and operating expertise to lead Sylvamo as a stand-alone company.

We have a senior management team that is highly focused on delivering value to our stockholders by leveraging our low-cost assets, highly recognized brands, geographic positioning and unparalleled customer relationships. Together, our senior management team averages over 27 years of experience in the paper industry and brings deep global industry expertise to our company. Our Chairman and Chief Executive Officer, Jean-Michel Ribiéras, served in various senior leadership positions at International Paper, including most recently as Senior Vice President of the Industrial Packaging business in the Americas. During his 28 years at International Paper, Jean-Michel has run the North American, Latin American and European segments of Sylvamo. He also served on the board of directors for JSC Ilim Group, a Russian operating subsidiary of Ilim SA, a 50/50 joint venture between International Paper and its partners, and led the integration of Weyerhaeuser Company’s cellulose fibers business with International Paper’s pulp business. Our Chief Financial Officer, John Sims, most recently served as Senior Vice

President of Corporate Development at International Paper. He joined International Paper in 1994 and has been an officer of the company since 2008. During John’s 27 years at International Paper, 18 years have been in the paper business where he ran the North American and European businesses of Sylvamo. He has held various senior leadership positions, including Vice President of Finance & Strategy for the North American Industrial Packaging business and Senior Vice President and President of Europe, the Middle East, Africa and Russia. Together, Jean-Michel and John lead an experienced and highly capable senior management team at Sylvamo.

Strategic Overview

Our commitment to responsible environmental, social and governance principles is embedded throughout our three-pronged strategy, which focuses on creating value for our stockholders through:

1.Commercial Excellence: Remain the supplier of choice by exceeding customers’ expectations for quality and service.

2.Operational Excellence: Operate as a low-cost, focused, cash-generating company.

3.Financial Discipline: Be the investment of choice by consistently delivering on a compelling investment thesis.

Specific initiatives we are focused on include:

Be commercially excellent to drive top-line growth and profitability.

•Our diversified product offering and leading supply position allow us to better serve our customers. Sylvamo’s product portfolio covers a broad range of products that our customers use and sell for a wide breadth of end-user applications. This diversified offering of paper products not only creates value for our customers, but also mitigates our exposure to any one channel or end-use. Furthermore, our advantaged supply position gives us the significant global scale to serve customers close to their operations while leveraging distribution efficiencies to benefit our customers.

•Our global portfolio of premium-margin branded and private label offerings differentiates our products in local markets. We intend to focus on maintaining and improving the success of our existing brands to further drive profitable growth. We have become the partner of choice for many businesses and households around the world, and we plan to continue to deliver on our brands’ reputations for quality. We believe that we can drive top-line growth and profitability by further enhancing our brand positioning across geographies, growing our loyal customer base and tapping into growing pockets of demand in select channels and geographies. For example, in 2019 we expanded SvetoCopy’s brand range to include a new product, SvetoCopy Premium, to better serve the premium market. We also utilize our marketing expertise and promotional support to help our customers market and sell our products more effectively. For example, in Brazil, we have a dedicated team of more than 20 promoters spread across the country visiting stores and developing campaigns to increase Chamex sales through promotional activity.

•We will continue to invest in and focus on our strong, long-term customer relationships around the globe. We will support our customers through the quality and reliability of our products, customer service and our customer-centric innovation. We believe research and development (“R&D”) and innovation are core competencies of Sylvamo, and plan to leverage these capabilities to further strengthen our market positioning. We already supply to most of the top participants across all major channels, and we see potential to further expand our supply position. For example, during the COVID-19 pandemic we helped our customers navigate stay-at-home orders by quickly introducing new packaging sizes that allowed for safe home delivery of UFS products. In Latin America, we created a group of preferred corporate distributors aimed at improving the go-to-market strategies for our top customers. In Europe, we are launching a plastic free wrapper used as packaging for our brands, as our end-users increasingly demand sustainable products. Our service and sales teams are trained to enhance our positioning with key customers. We believe developing customer loyalty through market-based value creation will help us differentiate our offerings and position us for steady cash generation from our core customer base as well as allow us to expand our customer base and defend our advantaged supply position.

•We adapt and innovate as our end-customers change their channel preferences. We have successfully entered the e-commerce channel by innovating around pallet and box sizes to better service the needs of our e-retailer customers. In Europe, Sylvamo is one of the largest cutsize suppliers to the e-commerce channel, providing owned and licensed brands, as well as private brands. In Latin America, we introduced an innovative package with fewer sheets per ream and a lower basis weight with fewer reams per box, which facilitates last mile delivery via motorcycle, a common transportation method in the region. Our brands represent greater than 50% of sales in the e-commerce channel in North America. By further aligning ourselves with key e-commerce customers, we believe we will continue to lead the industry in performance. We believe we can increase customer penetration and drive top-line growth as we upgrade our warehousing systems, leverage new packaging techniques and increase our utilization of e-commerce channels.

Operational excellence and low-cost operations to drive stockholder value.

•We have a history of profitability and offsetting inflation through our low-cost operations. We averaged Adjusted EBITDA margins (defined as Adjusted EBITDA as a percentage of net sales) of 15.7% from 2019 to 2021, and we intend to target Adjusted EBITDA margins of between 15% and 18% over the business cycle. We have successfully implemented price increases and maintained a strategy of finding ways to offset input cost inflation. Our low-cost assets allow us the operational flexibility to produce a diverse product mix and serve multiple attractive channels, which mitigates our exposure to any one channel or end-use.

•We have identified future cost reduction initiatives to help us maintain and improve our cost position in local and export markets. We expect to invest in upgrading our facilities not only to maintain our quality and low cost, but also to improve our operational flexibility. We also continuously identify opportunities to further reduce our operating costs, as evidenced by our and our former parent company’s track record of investing over $25 million on cost reduction projects per annum on average from 2011 to 2021, helping us maintain our competitive margins. We produce diverse product lines that maximize margin and value creation. For example, Eastover is able to efficiently produce different UFS product lines on its two paper machines. Additionally, when UFS demand is high we can divert more pulp to the paper machines from the market pulp machine to increase UFS production and similarly, when UFS demand is soft, we can divert more pulp to the market pulp machine. We have a similar flexible operating model across all of our geographies. Investments in technologies such as data analytics in mills to reduce costs, enhance flexibility and improve decision-making are key initiatives for Sylvamo. We expect these investments to be modest, and provide the company meaningful commercial, operational and financial benefits.

•We utilize lean six sigma and other management tools to drive further cost reductions and operating improvements in our manufacturing system. Our manufacturing system focuses on six key areas, including environmental, health and safety and efficiency improvement. We track our operations against Overall Equipment Effectiveness and other key metrics to drive increasingly lean operations and ensure full visibility across our operations. Recently, we have used data analytics at our mills to further accelerate the improvement progress. Going forward we expect disruptive technology to become a significant lever for future improvement. We plan to continue utilizing our lean tools and principles and implement targeted programs in order to optimize raw materials sourcing and usage, eliminate process waste, reduce repair costs and control overhead, driving cost reductions and operating improvements across our manufacturing system.

Pursue a disciplined approach to capital allocation that rewards stockholders and drives value organically through selective investment to further our advantaged positions.

•We expect to deliver strong and sustainable free cash flow by continuing to leverage our low-cost assets, premier brands, and deep customer relationships with leading companies in each of our sales channels. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $130 to $150 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $18 million on cost reduction capital in 2022. As of the date of this report, the only major capital expenditure anticipated in the next three years is replacing the two recovery boilers at our Svetogorsk mill with one new recovery boiler, which we estimate will cost $220 million over that period. Approximately $15 million is expected to be spent in 2022, with the remainder estimated to be spent in 2023 and 2024. We will pursue a disciplined approach to capital investment to complement the strategic and cost reduction investments made in the last 5 years. Planned future strategic capital expenditures will be pursued where there is the expectation of significant return on invested capital.

•We intend to use a portion of the excess cash flow generated by our business to reduce outstanding indebtedness in a disciplined manner. A healthy balance sheet will support our operations and provide the financial flexibility to maximize value creation for our stockholders. Our near-term priority is debt reduction. In the future, we anticipate that we will target a financial leverage ratio (defined as total indebtedness to Adjusted EBITDA) of less than 2.5:1 by the end of 2022. In the future, as we achieve our targeted financial leverage ratio, we anticipate that we will be in a position to return a portion of the cash flow generated by our business to our stockholders through a combination of dividends and stock repurchases, depending on market conditions and subject to restrictions under the credit agreement governing our senior secured credit facilities and the indenture governing our senior notes (including greater restrictions until the Brazil Tax Dispute is resolved), and approval by our board of directors. See Item 1A. Risk Factors “- Our business is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations” for further discussion of the Brazil Tax Dispute.

•We expect to allocate capital efficiently towards a larger number of projects that have a high return on invested capital. We remain committed to investing in our low-cost, highly competitive asset base, which underpins our operations. We believe in continually optimizing our existing core asset base to drive higher incremental returns above our cost of capital. We plan to focus on further enhancing our operational flexibility by undertaking projects with a high expected return on capital. Sylvamo has preliminarily identified over $100 million of investment projects with potential internal rates of returns (“IRR”) in excess of 25%. We will evaluate investing in these high return projects in the future, while continuing to maintain financial discipline focused on delivering value to our stockholders.

•We will strive to create intrinsic value by achieving returns above our cost of capital. As we move forward, investment excellence is essential to growing earnings and cash generation. Strategic investments will be grounded on clear strategic and financial objectives that allow us to turn Sylvamo’s advantages into profitable growth, with a meaningful return above our cost of capital. We have a strong pipeline of projects that will reduce costs and increase efficiency over the medium- to long-term.

Lastly, we intend to follow a disciplined approach in evaluating any potential strategic transactions. We view our capital allocation framework as a foundational lever to accelerate value creation for our stockholders.

Our commitment to environmental, social and governance matters is embedded throughout our three-pronged strategy.

We incorporate environmental, social and governance considerations into our strategies and everyday processes as we seek to adequately address risks, operate sustainably and responsibly and create long-term value. Our commitment to sustainability includes our entire value chain, from the responsible sourcing of raw materials, to the safety of our employees, to using renewable energy and ensuring the recyclability of our products.

•Environmental stewardship and responsible manufacturing practices are fundamental to how we operate, and we seek supply chain partners that share our commitment. Sylvamo recognizes that a sustainably managed forest is one that maintains and enhances economic, social and environmental values for the benefit of present and future generations. We are committed to producing the products our customers need, while ensuring responsible stewardship of the world’s natural resources. To meet the expectations of our employees, customers and other stakeholders, we will continue to lead forest stewardship efforts globally to build a better future for people, the planet and our company. We work with landowners to advance responsible forest management practices and increase the availability of certified fiber. We also work with conservation organizations to support healthy forest ecosystems, enhance ecologically significant areas, and conserve and restore forests worldwide. Most importantly, our fiber sourcing policies and practices support our commitment to protecting forests and their ecosystems for generations to come.

•We will continue to generate more than 75% of our mill energy needs using renewable biomass residuals rather than fossil fuels. We have made significant investments to promote energy self-sufficiency and replace fossil fuels. For example, in 2012, we completed the construction of a biomass boiler in Mogi Guaçu, Brazil. This high-return cost savings project reduced fossil fuel use by 75% and increased earnings by $30 million in its first year of operation. Saillat, one of the most environmentally efficient mills in the world, is the first French mill to obtain Eco-label certification for copy and graphic papers. PEFC-certified since 2006, Saillat implements rigorous sustainable practices. All of its wood comes from controlled sources, it is 85% energy self-sufficient and it produces 53% fewer carbon emissions from fossil fuels than the average of the European graphic papers sector. Additionally, Saillat and its partner Dalkia, a French energy company, were selected by the French Ministry of Ecological Transition to promote renewable energy and reduce greenhouse gas emission. Under this program, Saillat and Dalkia will produce 25 mega-watts of biomass energy for a 20-year fixed price thereby reducing Saillat’s energy costs and consumption of fossil fuels.

•We are committed to attracting and developing a diverse talented and global workforce, ensuring safety at our facilities and contributing to the resiliency of our local communities. Our international presence allows us to attract the best talent across the globe. Accordingly, our senior management team is internationally diverse with global experience, hailing from all of the geographies in which we operate—Europe, Latin America and North America. Further, we will continue to invest a portion of our earnings to address critical community needs in the communities where our employees live and work. For example, Sylvamo Brazil partners with and supports the AIPI Institute, an educational organization serving the Brazilian community.

We believe that by leveraging our strengths and executing on our strategies, we will create long-term value for our stockholders. Throughout this discussion of our strategic initiatives, we have stated targets and expectations concerning our performance, such as EBITDA margin and financial leverage ratio targets. There is no assurance that we will achieve these targets or expectations. Please see Forward-Looking Statements.

OUR REPORTABLE SEGMENTS

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Description of Business Segments for further information.

OUR PRODUCTS

Our primary product line is uncoated freesheet papers (“UFS”), which includes cutsize papers, offset papers, and specialty papers. We also produce liquid packaging board, coated unbleached kraft and market pulp.

Uncoated Freesheet Papers

UFS is the largest category of printing and writing papers. It is used in printed communications across products such as copy paper, book publishing, direct mail, envelopes and business form papers. UFS constitutes 80%, or 2.76 million short tons, of the paper, board and market pulp that we have the capability of producing annually.

Cutsize Papers

Cutsize papers are a subset of UFS, and refers to paper that has been trimmed to a specific size for printing, copying and other purposes. Cut-size papers can vary in quality from an everyday 20 lbs. 92 bright product up to a 32 lbs. 100 bright product with superior smoothness and brightness. Examples of cutsize paper include 8.5x11 paper, A3 paper, A4 paper and 11x17 paper for home and office printers.

Our cutsize papers comprise some of the most well-known paper brands in the world, including the following:

Hammermill

Hammermill is Sylvamo’s most-purchased brand of paper for businesses across North America. It is the #1 brand sold through e-commerce channels. The Hammermill brand has a deep heritage in the United States with over 120 years of existence and commands a price premium over private label brands.

HP Papers

We also produce the HP Papers office papers product line, through a partnership for brand use, with HP Inc. HP Papers is manufactured with ColorLok® technology to produce documents with brighter colors, more intense black and quicker drying, with less risk of smudges. It is suitable for home and office use and an ideal brand for high quality printing.

Chamex and Chamequinho

Chamex enjoys strong brand recognition as the leading printing paper in Brazil, being named #1 customer’s choice in Brazil according to internal studies by the Company. Part of Brazilian culture for over 50 years, entire generations have grown up using Chamequinho in school and later Chamex in the workplace. Outside of Brazil, Chamex is exported to more than 60 countries and is recognized for its high quality in Bolivia, Central America, Chile, Peru and Paraguay. For every three sheets of paper consumed in Latin America, one is from Sylvamo’s brands, according to Fisher International. We have leveraged this brand loyalty to introduce additional brands, including Chamequinho, which focuses on younger generations.

REY

Our premium REY brand is sold across Europe with a strong historical presence in France. Sylvamo’s REY brand maintains strong consumer awareness and is recognized as a top leading brand in its market. It is 100% sourced from sustainably managed forests. REY paper sold in Europe has internationally recognized certifications such as FSC®, PEFC and the EU Ecolabel.

SvetoCopy

Before 1996, all office paper in Russia was imported. SvetoCopy was the first office paper brand to be produced in Russia and is now one of two leading brands in the market. SvetoCopy also shows the highest frequency of repeat purchasing alongside the highest level of consumption in Russia according to IPSOS.

Offset Papers

Offset paper is a type of uncoated freesheet paper that is primarily used for printing books, magazines, manuals, catalogs, posters, calendars, flyers, letterheads, publication interior sheets, brochures and envelopes. Offset paper has a relatively coarse surface that enhances its ability to absorb printing inks and dampening solutions making it ideal for offset printing. The surface characteristics of offset paper make it easier to write on with ballpoint and fountain ink pens and to stamp clearly. Uncoated offset papers are commonly used for office stationery for this reason. For printing purposes, it is possible to print high quality, multicolored graphics and illustrations and texts on these papers for a variety of products and publications.

Specialty Papers

Specialty papers are papers with a specialized end use based on the application. These specialty papers products include bleached kraft, release liner and wallboard tape paper. Bleached kraft grades are used for animal feed bags, food packaging or high end shopping bags and are designed to perform through the complete bag making process, from printing and converting, to filling and sealing. Our uncoated release liner products are suitable for polycoating and are designed for good converting performance as well as poly adhesion. These products are used for release papers, label applications and graphic art applications. Wallboard tape paper becomes joint tape that reinforces wall and ceiling joints to prevent cracking. It works on all interior wall and corner joints and is suitable for outside corners and corner bead applications.

Liquid Packaging Board and Coated Unbleached Kraft

LPB and CUK grades are produced at our Svetogorsk mill. Liquid packaging board is primarily used in the beverage packaging industry while coated unbleached kraft is used to package beverages such as beer and soft drinks and for heavy duty packaging needs such as laundry detergent.

Pulp

The Sylvamo pulp business produces softwood, hardwood and bleached chemi-thermomechanical pulp (“BCTMP”). These pulp grades are used for our paper products, and the excess is sold globally and used in a variety of products such as tissues and towels, specialty and packaging papers and folding box board. BCTMP provides higher yields than other forms of pulp and is used in coated paperboard grades.

OUR RAW MATERIALS

The manufacturing of paper, board and pulp requires wood fiber, chemicals and energy. We discuss these three key raw materials used in our manufacturing operations below.

Wood Fiber

European paper mills

Our Saillat and Svetogorsk mills are self-sustainable and produce their own bleached pulp for use in paper production. In Saillat, our own wood-sourcing subsidiary provides access to more than 1.1 million tons of wood from private forests annually.

In Russia, in addition to our own harvesting rights to over 860,000 acres of forest land owned by Russia, we source both hardwood and softwood primarily from third party leaseholders. Together, we have reliable access to over 2.0 million cubic meters of wood fiber. Our harvesting rights are valid for terms ranging from 5-30 years. Our harvesting rights may be terminated in the event of certain breaches of contract, including non-payment of rental fees, failure to report on current activities and certain other violations of the agreement.

Latin American paper mills

The fiber used by our two integrated mills at Mogi Guaçu and Luís Antônio come from our owned strategic forestry plantations that cover approximately 250,000 acres, providing a sustainable source of high-quality and low-cost hardwood fiber from eucalyptus. We reserve approximately 75,000 acres of that property to plant native forests to protect the region’s natural biodiversity. Similarly, our non-integrated mill at Três Lagoas uses bleached eucalyptus fiber for paper production. Eucalyptus produces an ideal fiber for making paper, as it is one of the fastest growing and highest yielding species grown on timber plantations with a shortened harvest cycles of six to seven years, which helps to keep the plantation costs low. Its homogenous fiber quality permits premium grade products with better porosity and opacity, which enhances print quality. Eucalyptus also requires less wood to manufacture a ton of pulp, making it an appropriate source for producing pulp and renewable energy, and it requires fewer chemicals during production, reducing the environmental impact of our products.

North American paper mills

The fiber used by our paper mills in the United States is softwood and hardwood, both readily available in the market from multiple third-party sources. These sources include a combination of supply contracts, wood lot management arrangements and advance stumpage and spot market purchases. Both the Ticonderoga and Eastover mills are located near sustainably managed forests in New York and South Carolina, respectively. See Item 1A. Risk Factors “- We rely on certain commercial agreements with International Paper whereby a substantial amount of our production in the United States is outsourced, the loss of which could have an adverse effect on our business, financial condition and results of operation” for further information regarding the terms of the offtake agreements.

Chemicals

We use various chemical compounds in our paper, board and pulp manufacturing operations that we purchase through contracts of varying length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For paper production, on our machines we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate. For bleached pulp production, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass residuals, fossil fuels and electricity. Approximately 78% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes from smaller amounts of fossil fuels such as fuel oil and natural gas and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that may fluctuate based on prevailing market conditions. Biomass residuals and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have cogenerating assets at all six of our integrated mills. These generating assets produce approximately 64% of the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment and provide lighting.

Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks. We rely on third parties for the transportation of our pulp and paper products between our mills, distribution centers and customers. Our paper products are shipped mostly by truck, with logistics operations and procurement being managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with major railroads, ocean carriers, and trucking and third-party transportation companies in Europe, Latin America and North America. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges, which vary depending on the mode of transportation used and the cost of diesel fuel.

TRADEMARKS AND COPYRIGHTS

We own or have rights to various trademarks, logos, service marks and trade names that we use in connection with the operation of our business, including Hammermill®, Chamex®, REY®, SvetoCopy® and Postmark®. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this annual report on Form 10-K are listed without the ™, ® and © symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, trade names and copyrights included or referred to in this annual report.

HUMAN CAPITAL

Employees

Sylvamo’s capabilities and potential are delivered through our dedicated, talented and diverse workforce, which we believe is among the best in the industry. We employ more than 7,500 people globally, with 35%, 43% and 22% of our workforce located primarily in 14 countries in Europe, Latin America and North America, respectively. A portion of our workforce is represented by unions in Brazil, Russia, France and, in the United States, at our mill in Ticonderoga, New York. We believe that our relationships with our unions are constructive.

We strive to be the employer of choice. To attract, retain and develop talented and diverse employees, we work to foster a safe, diverse and inclusive workplace where employees feel welcome, valued and engaged and have opportunities for professional development.

Health and Safety

The health and safety of our employees is paramount. We strive to design and operate injury-free workplaces for our employees and everyone who enters our facilities. As responsible stewards of people and their communities, we have maintained record safety standards, strictly complying with national regulations such as, in the United States, the Occupational Safety and Health Administration’s regulations. We are an industry-leading company in employee safety.

During the COVID-19 pandemic, we have taken precautions to protect the health and safety of our employees and comply with applicable government requirements and safety guidance, in all three regions in which we operate, while continuing to operate and supply our customers. These measures include social distancing, enhanced cleaning and disinfection, frequent handwashing, use of close contact personal protective equipment (PPE), promoting remote work where feasible, and in the United States, voluntary employee reporting of vaccination status. We have maintained appropriate safety measures based on guidance from the regional, national and local health authorities, including the Centers for Disease Control and Prevention in the United States. We have continued to operate during the pandemic without any material disruption in our employees’ ability to operate our business in the three regions where we are located - Europe, Latin America and North America. If a new virulent strain of the COVID-19 virus were to spread widely in one of the three regions, it could disrupt our business operations if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other new restrictions or measures implemented in response to the new strain. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of a new strain of COVID-19 among our employees, customers and others, especially with more transmissible strains of COVID-19.

Diversity and Inclusion

We believe that an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions, is important to our success. We want to give everyone equal opportunity and celebrate the different perspectives and talents that each of us brings to Sylvamo. We are committed to fostering holistic respect and full participation at Sylvamo for all employees.

Our senior management team is internationally diverse with global experience, hailing from all of the geographies in which we operate—Europe, Latin America and North America. We are focused on increasing gender and minority representation in our leadership. We have established the following goals that we seek to achieve by 2030:

•35% overall women representation
•40% women in leadership positions
•25% minority representation in North America and other regional representation targets.

We cannot guarantee that we will achieve these goals, and our ability to achieve them is subject to risks and uncertainties both known and unknown, including many of the risks noted in Item 1A. Risk Factors.

To ensure that we offer competitive and fair global compensation and benefits to all employees, we are in the process of reviewing, adjusting and aligning with best practices around all material elements of our employee compensation to further develop our compensation tools and practices.

Additionally, we develop and recruit new talent through our REACH (Recruit, Engage, Align College Hires) program. A goal of our REACH program is to increase the diversity of representation in our workforce by attracting college hires from diverse backgrounds. Through this program, we prepare early career engineers and safety professionals for our United States mill system to become future leaders.

Engagement and Professional Development

We develop the capabilities of our team members through our continuous learning, development and performance management programs. We invest in our employee’s growth and development by providing a multi-dimensional approach to learning that empowers, intellectually challenges and professionally develops them. For example, we provide continuing education courses that are relevant to our industry and the employee’s job function. In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization. We also offer a peer mentor program and leadership and customer service training to support and develop our employees. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company.

In addition to fostering a workplace where our employees are respected, included and have opportunities to develop and grow, we support the communities in which they work and live. For example, to build our communities through education, we have contributed a portion of our earnings to support childhood education in the three regions in which we operate. In Brazil, we partner with and support the AIPI Insititute, an educational organization supporting the Brazilian community.

Labor Supply

Our hiring, training and retention efforts have been, and may further be, hindered by various constraints on our business, including current job market dynamics in which labor is in short supply, and the COVID-19 pandemic despite the measures that we take proactively, such as remote work arrangements where practicable, and those that may be imposed upon us by government authorities to limit the spread of COVID-19. See Item 7. Management’s Discussion and Analysis - Executive Summary “- COVID-19” and Item 1A. Risk Factors “- The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly if new highly transmissible variants of the virus were to evolve and spread, worsening economic conditions in regions where we operate.”

CUSTOMERS AND CONTRACTS

We leverage our powerful brands and premium service to build relationships with top customers in each of the channels we serve. Sales are made through a variety of means ranging from multi-year supply contracts to transactional sales. We sell and market our products globally to over 700 customers around the world. We distribute our products through a variety of channels, including merchants and distributors, office product suppliers, retailers and dealers. We also sell directly to converters that produce envelopes, forms and other similar products. We have forged long-term relationships with our top customers, and their loyalty results in very little turnover. For example, our top 10 customers, representing approximately one-third of our business, have been buying our products for more than 50 years on average. Our sales, marketing, supply chain and production staff work collaboratively to provide tailored client support and valued-added services, which we believe helps address the distinct needs of customers across geographies and channels. We provide marketing support to our customers to help them develop their go-to-market strategies by leveraging our extensive end-user sales and preference data.

Well-known global brands and regional producers are part of our customer portfolio for pulp. Many customers are located in a number of countries with much of our product going into North and South America, Europe, Africa, Southeast Asia, Japan and China. We sell directly to end customers as well as through agents and merchants depending on the geography and needs of the individual customer. In some cases, we provide consignment programs or maintain pulp inventories at strategically located warehouses to respond to variability in customer demand and order patterns.

COMPETITION

The markets in which we operate are highly competitive with well-established domestic and foreign manufacturers. For instance, in North America, the four largest manufacturers of UFS, including Sylvamo, represent approximately 77% of the total annual production capacity. As the use of electronic mediums and alternative products increases, and because paper production does not generally rely on proprietary processes, except for highly specialized papers or products, the areas into which Sylvamo sells its principal products are increasingly competitive. Furthermore, the level of competitive pressure Sylvamo may face is dependent, in part, upon exchange rates, particularly the rate between the U.S. dollar and the Euro, the U.S. dollar and the Brazilian real, as well as the Ruble and the Euro.

Some of our competitors have converted mills or paper machines at their mills to linerboard, pulp and boxboard capacity, which reduces the supply of UFS and other printing papers.

The competitive landscape in each of our business segments is described below:

•Europe: We rank third in supply position in Europe, according to Fisher International as of September 2021, and we have consistently outperformed relative to industry demand in Europe. From 2011 to 2019, while the overall UFS demand in Europe fell by 2%, the demand for our products remained stable. We have a niche position in Europe, with our Saillat mill focusing production on specialty UFS. We have the top brand in Russia, SvetoCopy, and we are one of the two leading suppliers of office papers in the market. We also have a strong position in other growing markets, such as the Commonwealth of Independent States. Our peer competitors include Navigator, Mondi, Stora Enso and UPM Communication Papers.

•Latin America: Our Latin American business is engaged in the production and sale of cutsize, commercial printing and specialty papers, as well as converting papers and market pulp. In Latin America, we are the largest producer of UFS with a 34% supply position as of September 2021 according to Fisher International. Our peer competitors include Suzano, BioPappel and Carvajal. Approximately 78% of our Brazilian UFS production is sold across Latin America, while the balance is exported to other regions around the globe. The use of low-cost eucalyptus fiber combined with our highly effective operations and export logistics advantage allow us to serve the domestic market and the export markets at competitive margins.

•North America: Our North American business is engaged primarily in the production and sale of cutsize, commercial printing, converting and specialty papers. According to Fisher International, we are the second largest UFS player in North America with 28% supply position as of September 2021, including UFS we purchase from International Paper’s Riverdale and Georgetown mills pursuant to offtake agreements. We own two of the industry’s most competitive mills, Eastover and Ticonderoga, with 1.1 million short tons of combined annual production capacity. The Eastover mill, located in South Carolina, operates two paper machines and a chemical pulping system producing 700,000 short tons of UFS and 100,000 short tons of market pulp annually. Our peer competitors include Domtar, Pixelle Specialty and Packaging Corporation of America.

MARKETING AND DISTRIBUTION
Sylvamo sells products directly to end users and converters, as well as through agents, resellers and paper distributors.
ENVIRONMENTAL AND OTHER REGULATIONS

Sylvamo is subject to a wide range of general and industry-specific laws and regulations that are complex and changing in the regions where we operate, which include but are not limited to: environmental, health and safety; climate change; tax; privacy and data security; antitrust; product liability; intellectual property ownership and infringement; labor and employment; anti-

corruption; import, export and trade; and foreign exchange controls and foreign ownership and investment. In addition, new laws or regulations affecting our facilities are routinely passed or proposed.

Environmental Regulation

Current or proposed laws or regulations may include those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations, and health and safety matters. Compliance with these laws and regulations in all countries where we operate, therefore, is a significant factor in the operation of our business and may result in capital expenditures as well as additional operating costs. For example, our United States mills meet the U.S. Environmental Protection Agency’s (“EPA”) maximum achievable control technology (“MACT”) and risk and technology review (“RTR”) regulations that require owners of specified pulp and paper process equipment and boilers to meet air emissions standards for certain substances. However, portions of these MACT and RTR regulations were remanded to EPA for further consideration, and it is possible that future capital project expenditures might be required at our United States mills as a result of such consideration and resolution of open issues with the MACT and RTR regulations.

Many environmental and health and safety laws where we operate provide for substantial fines or penalties and other civil and criminal sanctions for any failure to comply. Certain environmental laws provide for strict liability and, under certain circumstances, joint and several liability for investigation and remediation of the release of hazardous substances into the environment. We are committed to controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, both as an environmental steward and to maintain our compliance with applicable laws and regulations. However, we may encounter situations in which our operations fail to maintain full compliance with applicable requirements, or we may learn that previous owners of our property released substances in violation of environmental laws, possibly leading to civil or criminal fines, fees, penalties or enforcement actions against us. These could include governmental or judicial orders that stop or interrupt our operations or that require us to take corrective measures at substantial costs, such as installation of additional pollution control equipment or environmental remediation. Furthermore, in the regions where we operate, governments may enact additional laws to protect the environment and against climate change, which would expose us to the cost of additional compliance and risk of potential noncompliance. See Item 1A. Risk Factors “– We are subject to extensive environmental laws and regulations and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.” We remain committed to compliance with all environmental laws and to protecting the environment.

In 2018, our mill in Svetogorsk, Russia, discovered and voluntarily disclosed to Russian regulators the presence of mercury contamination in sediment in a river tributary that traverses the mill property, and the regulators conducted an investigation. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020. We are presently remediating the soil and groundwater contamination associated with the old chlor-alkali plant. See Note 11 Commitments and Contingent Liabilities to our consolidated and combined financial statements for additional information and the amount reserved for remediation and penalties.

In 2021, including while we were still a subsidiary of International Paper, we spent approximately $8 million on capital projects in the aggregate for our mills in the three regions where we operate, to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. We expect to spend approximately $12 million in 2022 and $12 million in 2023 on environmental projects.

Laws addressing climate change may have a material impact on us in the future. The Paris Agreement, an international treaty on climate change, went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing greenhouse gas (“GHG”) emissions. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net zero global GHG emissions. To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System ("EU ETS"). Our Saillat mill is directly subject to regulation under Phase III of the EU ETS. The EU ETS may in the future have a material impact on us depending on, among other factors, how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

In the United States, the EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units ("EGUs"); (iii) control emissions from new oil and gas processing operations; and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year. Several U.S. states have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities. These federal and state regulations have not had a material impact on us. We monitor proposed programs, but it is unclear what impacts, if any, future GHG rules would have on our operations. Although not required by current regulations, we aim to reduce our Scope 1, 2 and 3 GHGs by 35% and define a pathway to net zero emissions by 2030, although we cannot provide assurance that we will be successful in these efforts.

Regulation of GHGs continues to evolve in the various countries where we do business. While it is likely that there will be increased governmental action regarding GHGs and climate change in the future, it is not possible to predict the additional legislation or regulations relating to environmental protection and climate change that may be implemented, which countries may adopt such legislation or regulations, or the extent to which such legislation or regulations may impact our business. In addition to possible direct impacts, future legislation and regulation could impact us indirectly, such as causing higher prices for transportation, energy and other inputs, as well as generating more protracted air permitting processes, causing delays and higher costs to implement capital projects. We have controls and procedures in place to stay informed about developments concerning possible climate change legislation and regulation in the countries where we operate. We regularly assess whether such legislation or regulation may have a material effect on us, our operations and financial condition.

Other Regulation

Additional regional, national, state and local regulations apply to us in Europe, Latin America and North America that regulate the licensing and inspection of our facilities, including, in the United States, compliance with the Occupational Safety and Health Act that sets health and safety standards to protect our employees from accidents, and Department of Labor regulations that set employment practice standards for workers.

We are subject to highly complex tax laws in various countries in Europe, Latin America and North America, most notably in the countries where we have significant operations - Russia, France, Brazil and the United States - that if violated, could result in significant fines, interest charges and costs associated with litigation. In Brazil, our business is subject to various tax proceedings, including those discussed in Note 11 Commitments and Contingent Liabilities and Note 10 Income Taxes to our consolidated and combined financial statements.

Our global operations subject us to complex and evolving privacy and information security laws and regulations such as the EU General Data Protection Regulation (“GDPR”), Brazil's Lei Geral de Pnoteçāo de Dados Pessoais ("LGPD"), Russian Federal Law on Personal Data (No. 152-FZ), the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act ("CPRA"). These laws require us to comply with a range of obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations. We identify various risks associated with privacy and information security laws and regulations in Item 1A. Risk Factors “- We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.”

Our operations around the world are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

For further information about the regulatory risks of our business, see Item 1A. Risk Factors “- Our business is subject to a wide variety of laws, regulations and other government requirement that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.”

ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS

Sylvamo’s commitment to environmental, social and governance (“ESG”) matters is a core value of our company. We incorporate ESG considerations into our strategies and everyday processes as we seek to adequately address risks, operate sustainably and responsibly and create long-term value. Our commitment to sustainability spans our value chain, from the responsible sourcing of raw materials, to the safety of our employees, to using renewable energy and ensuring the recyclability of our products. We believe that operating in this manner enhances our competitive position with our customers, increases our desirability as an investment and helps engender employee pride in the company, helping us achieve our vision to be the world’s paper company: the employer, supplier and investment of choice.

Sylvamo recognizes the environmental, social and economic values of forested landscapes. We seek to play an active role in preventing deforestation and forest degradation, promoting and increasing the use of responsibly managed forests, and meeting market demand for sustainably certified products, through our efforts described below.

Our operations strive to incorporate responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. For example, we promote healthy and productive forest ecosystems by sourcing 100% of our fiber from sustainably managed forests and aiming to conserve, enhance or restore 250,000 acres of ecologically significant forestland globally by 2030.

We maintain longstanding partnerships with several of the world’s largest and most respected environmental and conservation organizations to restore and protect forests and advance the understanding of the role of forests as natural climate solutions. We also work with our suppliers to aid their efforts in developing actions that improve forest management and fiber procurement practices. We believe that these strategic informal partnerships are essential to achieve the scale necessary for positive long-term impact and to develop sustainable solutions that address critical regional and global forestry issues.

We support and use third-party certification of sustainable forest management through forest certification and chain-of-custody systems, and work to continue to meet our customer’s demand for certified-fiber products. Sylvamo follows these credible certification systems: Forest Stewardship Council, the Sustainable Forestry Initiative® (SFI®), the Canadian Standards Association Group Sustainable Forest Management System, the Brazilian Forest Certification Program, and the Programme for the Endorsement of Forest Certification. We source 53% of our wood from forests certified under these programs.

Currently, Sylvamo’s mills generate more than 78% of the energy used in the mills from carbon-neutral biomass residuals, which minimizes the use of fossil fuels that our company would otherwise use in its operations. For more than a century, Sylvamo’s mills have been leaders in the use of renewable energy. For example, in 2012 our mill in Mogi Guaçu, Brazil completed the construction of a biomass boiler. This high-return, cost savings project reduced fossil fuel use by 75%. Our mill in Saillat, France, was the first French mill to obtain Eco-label certification for copy and graphic papers. The EU Ecolabel was launched in 1992 by the European Commission. PEFC-certified since 2006, Saillat implements rigorous sustainable practices. All of its wood comes from controlled sources, it is 85% energy self-sufficient, and it produces 53% fewer carbon emissions from fossil fuels than the average of the European graphic papers sector. Saillat and its partner Dalkia, a French energy company, were selected by the French Ministry of Ecological Transition to promote renewable energy and reduce greenhouse gas emissions. Under this program, Saillat and Dalkia will produce 25 mega-watts of biomass energy for a 20-year fixed price, reducing Saillat’s energy costs and consumption of fossil fuels.

Since 2010, our mills have reduced absolute Scope I and II greenhouse gas emissions by 38%, or 850,000 tons of CO2. We plan to define a pathway to net zero emissions and seek to achieve an incremental 35% reduction in our mills’ Scope I, II and III emissions by 2030 as compared against a 2019 baseline.

We are committed to maintaining effective sustainability oversight and management practices. Within our company, we are in the process of reviewing various of our strategies, initiatives, policies and communications regarding sustainability and other related matters, and we report upon these matters to the board of directors and its committees.

Climate Change

Sylvamo recognizes that the climate is changing. Because the greenhouse gasses carbon dioxide and methane trap higher amounts of heat in the atmosphere than many other atmospheric gasses and remain in the atmosphere for years, we believe it is prudent to reduce those emissions. Sylvamo seeks to reduce greenhouse gas emissions within its footprint, by working to reduce our Scope I, II and III emissions as noted above, and by advancing a lower-carbon economy by designing 100% reusable, recyclable or compostable papers that people depend on for education, communication and entertainment.

INTELLECTUAL PROPERTY

We hold a number of foreign and domestic trademarks, trademark applications, trade names, patents, patent applications and licenses relating to our business, our products and our production processes. We have registered trademarks for many of our brand name products. Key brands include Accent®, Ballet®, Chambril®, Chamex®, Chamequinho®, DRM®, Great White®, Hammermill®, Jetstar®, Postmark®, Pro-Design ®, REY®, Springhill®, and Svetocopy®. Our brands are important to our business and are recognized for quality and reliability. We have multiple U.S. and foreign patents and patent applications. Our patent portfolio, consisting primarily of utility patents relating to our products and manufacturing operations, is important to our operations as a whole. Our intellectual property has various expiration dates.

SEASONALITY

Sylvamo’s sales exhibit some seasonality, with an increase in sales in the third and fourth quarter in connection with back-to-school purchases.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains information that includes or is based upon forward-looking statements. Forward-looking statements forecast or state expectations concerning future events. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “assume,” “could,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and other words and terms of similar meaning, or they are tied to future periods in connection with discussions of the Company’s performance. Some examples of forward-looking statements include those relating to our business and operating outlook, future obligations and anticipated expenditures.

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: worsening impact of the COVID-19 pandemic, the measures implemented to contain it, and inflation, workforce and transportation shortages resulting in part from the pandemic, all creating challenges for our operations to overcome and increasing our costs of operating; changes in international conditions including deterioration of economic and political conditions (including military action), particularly in the three regions where we operate (including Russia); climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; increases in our cost of and decreases in the availability to us of raw materials, energy and transportation; reduced truck, rail and ocean freight availability which could result in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; our limited operating history separate from our former parent, International Paper, and we may not be able to operate profitably as a stand-alone company or achieve the expected benefits of our separation from International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our substantial indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (“SEC”) including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

We assume no obligation to update any forward-looking statements made in this annual report to reflect subsequent events or circumstances or actual outcomes.

ITEM 1A. RISK FACTORS

Sylvamo faces risks in the normal course of business and through global, regional and local events. In addition to the risks and uncertainties discussed elsewhere in this annual report on Form 10-K, including in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following are some important factors that we face. The occurrence of any of the following risk factors, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could in turn cause the emergence or exacerbate the effect of others.

This annual report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the factors described below. See Item 1A. Business - Forward-Looking Statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” below. The principal risks and uncertainties affecting our business include the following:

•the impact of the COVID-19 pandemic and the measures implemented to contain it;

•global and regional economic and political conditions (including military conflict) in the three regions where we operate (including Russia), which may affect our operations and the demand for our products;

• our business may be negatively impacted as a result of Russian actions in Ukraine;

•climate change and the physical and financial risks associated with fluctuating regional and global weather conditions or patterns;

•increases in the cost or decreases in the availability of raw materials, energy and transportation;

•reduced truck, rail and ocean freight availability which could result in higher costs, lower revenues or poor service;

•industry-wide decline in demand for paper and related products;

•the cyclical nature of the paper industry, which may result in fluctuations in the prices of, and demand for, our paper products;

•competition from other businesses and consolidation within the paper industry;

•material disruptions at one or more of our manufacturing facilities;

•the capital costs of our operations could negatively affect our profitability;

•information technology risks related to potential breaches of security could result in the distribution of company, customer, employee and vendor information;

•extensive environmental and other laws in the regions where we operate that could result in substantial costs of compliance and costs associated with any liabilities under such laws;

•adverse results from legal, regulatory and governmental requirements or proceedings;

•our reliance on a small number of significant customers;

•our failure to attract and retain management and other key and skilled employees;

•a significant write-down of goodwill or other intangible assets;

•failure to achieve expected investment returns on pension plan assets;

•disruptions in operations and increased labor costs due to labor disputes;

•inability to achieve expected benefits from strategic corporate actions we pursue;

•inability to protect our intellectual property and other proprietary information;

•the loss of commercial agreements with International Paper;

•our inability to operate profitably as a stand-alone company or provide benefits and services or receive access to equivalent financial strength and resources as International Paper;

•our inability to achieve some or all of the expected benefits from separating from International Paper and the cost of achieving such benefits may be higher than anticipated;

•our limited operating history as a standalone public company, and our historical financial information may not be indicative of our future results;

•the fulfillment of our obligations as a public company, including with respect to the requirements of, and related to, rules under the Sarbanes-Oxley Act of 2002;

•the failure of the distribution of our stock and certain other transactions upon separation from International Paper to qualify for non-recognition treatment for U.S. federal income tax purposes, in which case, International Paper, Sylvamo and International Paper’s stockholders who received Sylvamo shares may be subject to significant U.S. federal income taxes;

•our inability to take certain actions that could jeopardize the tax-free status of International Paper’s distribution;

•significant one-time and ongoing costs associated with our separation from International Paper;

•certain of our officers may have actual or potential conflicts of interest because of their equity ownership in International Paper or former International Paper positions;

•the satisfaction of indemnification obligations between us and International Paper;

•federal and state fraudulent transfer laws and New York and Delaware corporate law which may permit a court to void the distribution and related transactions conducted in connection with the separation from International Paper;

•our substantial indebtedness and our inability to generate sufficient cash to service our indebtedness;

•the limited trading history of our stock resulting in potential depression in or volatility of its price;

•the actual, or perception of, a sale of substantial amounts of our stock could depress its market price; and

•shareholders may need to rely on appreciation in value of our stock for an investment return if we do not declare dividends or repurchase shares of our stock.

RISKS RELATING TO OUR BUSINESS
Risks Relating to Economic Conditions and Other External Factors
The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly if new highly transmissible variants of the virus were to evolve and spread, worsening economic conditions in regions where we operate.

COVID-19 has had a substantial impact on worldwide economic activity. In the early stages of the COVID-19 pandemic, and periodically as new highly transmissible variants have spread, COVID-19 has resulted in significant disruptions to the global economy as well as on businesses and capital markets around the world, including that efforts to reduce the spread of COVID-19 have resulted in travel bans, quarantines, controls on crowd size, shelter-in-place and similar orders restricting the activities of individuals outside their homes as well as limitations on business activities. Some of these restrictions have been lifted in various locales, but the emergence of new strains of COVID-19 could result in the re-imposition of restrictions or the imposition of new restrictions, or widespread illness among our employees, that potentially could hinder our ability to operate our business. The impact of COVID-19 on Sylvamo is discussed under the heading “COVID-19” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Demand-related risks:

•Our business is dependent in part on demand for paper from schools, offices and other workplaces. COVID-19 had a significant negative impact on demand for our printing papers products, in particular UFS, as a result of remote learning and remote working when many schools, offices and other workplaces were temporarily closed in response to the pandemic. We could experience a stall in the recovery of demand that we have seen in our industry if a new variant of

COVID-19 were to result in new closures of schools, offices and other workplaces, or if demand were to fail to recover fully upon re-openings if people become accustomed to using less paper.

Supply-related risks:

•Any significant disruption in operations at one or more of our mills, plants or other facilities, including due to employee attrition, illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic, could adversely affect our ability to produce our products at historical levels and costs.

•As the pandemic has continued, employees have not returned to the workforce in sufficient numbers to meet the staffing needs of businesses generally. Our business operations have not been, but could be, significantly disrupted as a result of employee shortages and the inability to hire and retain a sufficient number of adequately trained employees. The cost of hiring and retaining employees has increased and may continue to increase as a result of the tight labor market and inflationary pressures on employee compensation resulting in part from the pandemic. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records (often referred to as the “Great Resignation”), further increases the challenge of employee retention.

•A significant number of our employees, as well as the employees of customers, vendors and others with whom we do business, may continue to work remotely for extended periods of time as a result of governmental requirements or safety measures to protect against COVID-19 transmission. Our business operations have not been, but could be, significantly disrupted as a result of remote working arrangements, including, for example, due to cyber risks or other disruption to our technology infrastructure to which we may be more vulnerable in a remote work environment. These disruptions could adversely affect the productivity of our workforce.

•We have experienced supply chain disruptions in connection with the pandemic. Worsening disruptions could negatively impact our ability to procure the supplies necessary for our operations and to distribute our products. See “ – Reduced truck, rail and ocean freight availability could lead to higher costs or poor service, resulting in lower earnings, and could affect our ability to deliver the products we manufacture in a timely manner.”

COVID-19 outbreaks have continued and rapidly evolved, with periods of improvement followed by new variants of the virus and periods of higher infection rates, in geographical locations throughout the world. The extent of any future impact is uncertain and mostly outside of our control and will depend on various factors, including the severity of additional outbreaks and strains of the virus, the development, availability, acceptance and effectiveness of treatments and vaccines, the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates. Any of the factors noted above and others related to the pandemic that are currently unknown could have a material adverse impact on our business, financial condition, results of operation and cash flows.

The Company’s operations and performance depend significantly on global and regional economic and political conditions, and adverse economic or political conditions can materially adversely affect our business, results of operations and financial condition.

We operate in three primary regions, each of which contributes significantly to our financial performance: Europe, Latin America and North America. Five of the seven mills that we own are located outside the United States: three in Brazil, one in France and one in Russia. Deterioration of business or economic conditions or geopolitical events in any one of these regions, including among others potential sanctions, deterioration of trade relations and military conflict, could have a material adverse effect on our business, financial condition and results of operations.

Other events in these regions, such as the COVID-19 pandemic, civil unrest, strikes, high unemployment levels, lack of availability and cost of credit, and fluctuations in the value of local currency versus the U.S. dollar, may adversely affect our cost and ability to manufacture and deliver our products to customers, as well as generally affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which may impact demand for our products.

In addition, volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, may have a material adverse effect on our business, financial condition and results of operations.

Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over our company, could also have a material adverse effect on our results of operations and business prospects in the regions where we operate. For example, our mills in Brazil have historically benefited from policies favoring domestic producers. We cannot guarantee that any such policies will continue or that we will continue to benefit from existing or future policies. Likewise, disruption in existing trade agreements or increased trade friction between countries, which can result in tariffs, anti-dumping and countervailing duties, could have a material adverse effect on our business and results of operations by restricting the free flow of goods and services across borders.

Additionally, our international operations are subject to regulation under laws related to operations in foreign jurisdictions, including in the United States, the Foreign Corrupt Practices Act and the policies of the U.S. Department of Treasury’s Office of Foreign Asset Control.

Failure to comply with applicable laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

Our business may be negatively impacted as a result of Russian actions in Ukraine.

We operate in three regions – Europe (including Russia), Latin America and North America. In Svetogorsk, Russia, we operate a paper mill and have long-term harvesting rights on 860,000 acres of government-owned forestland. Approximately 72% of our sales from that mill are in Russia, 15% in Europe, 7% in Asia and 6% in the Middle East and Africa.

On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. Neither the Company, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions, and our mill is located near the Finnish border and is not near the conflict in Ukraine. However, we cannot predict the impact of Russian actions in Ukraine and any heightened military conflict or geopolitical instability that may follow, including heightened operating risks and production disruptions in Russia and Europe, additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, higher manufacturing costs, disruptions in raw materials supplies, increased raw material costs and higher supply chain costs.

For example, demand for our products from the paper mill in Svetogorsk, Russia could be materially adversely affected by additional sanctions or counter-sanctions that impact the mill, or by customers in other countries voluntarily choosing not to purchase products from the mill because of its location in Russia.

Any significant disruption in operations at our mill in Svetogorsk, Russia, including as a result of supply-chain constraints, could adversely affect our ability to produce our products at that mill at historical levels and costs, or at all. For example, one of our suppliers to the Svetogorsk mill announced that it would discontinue deliveries to Russia until further notice in light of the Russian actions in Ukraine. We are therefore facing inadequate supplies of critical raw materials and are currently in the process of curtailing production at the Svetogorsk mill, and may need to temporarily shut down pulp and paper production at the mill. The mill is currently operating in a slowed-back condition while we take steps to mitigate the issues and possibly continue production. It is too early to estimate the impact this curtailment or a possible shut down could have on our business, results of operations and financial condition. A determination by one or more of our suppliers not to do business in Russia, whether as a result of sanctions or on a voluntary basis, could increase the Svetogorsk mill’s costs for inputs secured from alternative suppliers, could prevent or slow the mill’s ability to obtain necessary inputs to make products, and could cause the mill to cease operating for an indeterminate period of time.

We transact business in many currencies, including the Russian ruble, and are also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States, including Russia. Currency movements can have a number of impacts on our financial statements. Impacts include the translation of Russian ruble financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. In addition, financial market conditions or regulatory requirements could adversely impact our ability to convert the ruble into other currencies as needed without incurring significant transaction costs. A drop in value of the Russian ruble relative to the other currencies in which we transact, including the U.S. dollar and the Euro, could materially adversely affect our business, results of operations and financial condition.

We are actively monitoring and enhancing the security of our people and the stability of the infrastructure at our Svetogorsk mill, including communications and internet availability. To date the mill has not experienced any material interruptions in infrastructure or internet connectivity needed to support its operations, and its energy and water needs are supplied by the operations onsite at the mill. Our business continuity plans are designed to address known contingency scenarios to see that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our infrastructure, and we execute such plans and adapt to developments as they occur. However, our business continuity plans may not be effective at preventing or mitigating the effects of prolonged or multiple crises affecting the Svetogorsk mill, such as civil unrest, sanctions and cyberattacks. We have no way to predict the progress or outcome of the military action in Ukraine or its impacts in Russia as the conflict and government reactions both within Russia and by other nations are rapidly developing and beyond our control. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could have a material adverse effect on our personnel, operations and business outlook.

We are subject to physical and financial risks associated with climate change and global, regional and local weather conditions, including the availability of wood fiber and water.

Climate change has the potential to cause significant disruptions to our business, financial condition and results of operations. Increases in global average temperatures caused by increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters, such as hurricanes, tornados, hailstorms, fire, floods, snow and ice storms. Our operations and the operations of our suppliers are subject to changes in weather patterns, which may impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely affect timber production and reduce the availability to us of virgin fiber. The effects of climate change on global, regional and local weather conditions and natural disasters may also cause variations in our cost of raw materials including virgin fiber, impede operations at any one or more of our mills, harm our woodlands, and adversely affect timber harvesting. Additionally, a steady supply of significant volumes of water are necessary to the manufacturing operations at our mills, and weather events interrupting such supply may slow or interrupt our mill operations. The physical effects of climate change could therefore adversely affect, delay or interrupt our manufacturing operations and demand for our products or cause us to incur significant costs in preparing for or responding to the effects of the climatic events themselves. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.

Risks Relating to Our Industry, the Products We Offer and Product Distribution

Changes in the cost or availability of raw materials and energy could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, caustic soda and starch), energy sources (principally biomass, natural gas, electricity and fuel oil) to manufacture our products. Our profitability has been, and will continue to be, affected by changes in the cost and availability of the raw materials, energy sources and transportation sources we use, including increasing costs due, in part, to global inflationary pressures. In 2021, substantial swings in energy costs, on a global basis, caused significant fluctuations directly on our energy costs and indirectly on our costs of wood fiber and chemicals, affecting our costs of production. Increases in such costs are not within our control and may increase our costs of production.

The market price of virgin wood fiber varies based upon availability, source and the costs of fuels used in the harvesting and transporting the fiber. The cost and availability of wood fiber can also be affected by weather, climate variations, natural disasters, general logging conditions, geography and regulatory activity. In 2021, supply chain disruptions due to COVID-19, tight availability of labor and increasing market prices for fuel, increased the costs of third-party transportation of wood fiber and other materials to us. All of these pressures on the availability and cost of goods and services that we require for our operations could continue or escalate. Due to the commodity nature of our products, the supply and demand for our products determines our ability to increase prices, and we could be unable to pass on increases in our operating costs to our customers. Any sustained increase in raw material, energy or other prices of materials required for our manufacturing operations without any corresponding increase in product pricing would reduce our operating margins and could have a material adverse effect on our business, financial condition and results of operations.

Reduced truck, rail and ocean freight availability could lead to higher costs or poor service, resulting in lower earnings, and could affect our ability to deliver the products we manufacture in a timely manner.

We rely on third parties to transport materials to us used in our operations and to deliver our products to our customers, including transport by third party rail, trucks and ships. If any of these providers fail to deliver materials to us in a timely manner, we may experience delays in our ability to manufacture our products and be unable to meet customer demand. If any of our transportation providers fail to deliver our products to customers in a timely manner, it may result in additional costs to us in order to remedy the untimely delivery. Further, reduced availability of transportation causes inflationary pressure on the prices charged us by our transportation providers, increasing our costs of production and our costs of delivery to customers, and if any of our transportation providers were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any of the circumstances described in this paragraph may result in lost sales, increased supply chain costs and damage to our reputation, and have a material adverse effect on our business, financial condition and results of operations.

In 2021, supply chains experienced disruptions resulting directly or indirectly from the COVID-19 pandemic, such as labor shortages, shipping capacity constraints, port congestion, governmental responses intended to prevent influxes of persons potentially infected with the COVID-19 virus, and, within the United States, significant consumer demand for products requiring transport from overseas locations and within the United States. The situation is in flux and outside of our control, and the longer the situation continues, or if it worsens, the greater the risk that supply chain disruptions would have a material adverse effect on our business, financial condition and results of operations.

The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the sale of paper products, an industry that has experienced, and is expected to continue experiencing, a secular decline in demand, which could put pressure on our future revenue, profit margin and growth opportunities. The global demand for uncoated freesheet (“UFS”) decreased at a 0.4% CAGR from 2014 to 2019, based on RISI data (2020 data is excluded here as atypical, due to the pandemic). This secular decline in demand is due in large part to competing technologies and materials, including the increased use of e-mail and other electronic forms of communication, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume of mail. The secular decline in demand has had a material adverse effect on our business, financial condition and results of operations. As the use of these alternatives grows, demand for paper products is likely to decline further, which could have a material adverse effect on our business, financial condition and results of operations.

The paper industry is cyclical. Fluctuations in the prices of, and the demand for, our paper products could result in lower sales volumes and smaller profit margins.

The paper industry is cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our paper products are commodities that are available from other producers. While brand recognition impacts the demand for products, because commodity products have few other distinguishing qualities from producer to producer, competition for these products is significantly based on price, which is determined by supply relative to demand.

The overall levels of demand for the paper products that we manufacture, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. Generally, our products are produced and sold regionally due to their heavy weight, which makes export costs high relative to selling price, and which makes us dependent on demand in the regions in which we operate. See “—The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition and results of operations.”

Industry supply of paper products is also subject to fluctuation, as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or entire mills or retool them for different products to offset a decline in demand. Any such closures by us would result in significant cash and non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. As a result, prices for our paper products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to our products depends on managing our cost structure, particularly wood fiber, chemicals, transportation and energy costs, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control. If the prices or demand for our paper products decline, or if wood fiber, chemicals, transportation or energy costs increase, or both, our business, financial condition and results of operations could be materially adversely affected. See “—Changes in the cost or availability of raw materials, energy and transportation could have a material adverse effect on our business, financial condition and results of operations.”

Competition from other businesses and consolidation within the paper industry could have a material adverse effect on our competitive position, financial condition and results of operations.

We operate in a competitive environment in Europe, Latin America and North America. Product innovations, manufacturing and operating efficiencies, and marketing, distribution and pricing strategies pursued or achieved by competitors could have a material adverse effect on our business, financial condition and results of operations.

In addition, there has been a trend toward consolidation in the paper industry. Consolidation could result in the emergence of competitors with greater resources and scale than ours, which could adversely impact our competitive position, financial conditions and results of operations. Further, actual or speculated consolidation among competitors, or the acquisition by, or of, our third party service providers and business partners by competitors could increase the competitive pressures faced by us as customers could delay spending decisions or not purchase our products at all.

Risks Relating to Our Operations

Material disruptions at one of our manufacturing facilities could have a material adverse effect on our business, financial condition and results of operations.

A material disruption at our corporate headquarters or one of our manufacturing facilities, or involving any of our machines within such facilities, could prevent us from meeting customer demand and reduce our sales, which could have a material adverse effect on our business, financial condition and results of operations. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:
•fires, floods, earthquakes, hurricanes or other catastrophes;
•the effect of a drought, reduced rainfall or a flood on its water supply;
•the effect of severe weather conditions on equipment and facilities;
•disruption in the supply of raw materials or other manufacturing inputs;
•information system disruptions or failures due to any number of causes, including cyber-attacks;
•domestic and international laws and regulations applicable to our business and our business partners around the world;
•unscheduled maintenance outages;
•prolonged power failures;
•an equipment failure or damage to any of our paper-making machines;
•a chemical spill or release of pollutants or hazardous substances;
•explosion of a boiler or other equipment;
•damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;
•disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•a widespread outbreak of an illness or any other communicable disease, such as the COVID-19 pandemic or any other public health crisis;
•failure of our third-party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•labor difficulties; and
•other operational problems.

Our operations require substantial capital, and any significant capital investments could increase fixed costs, which could negatively affect our profitability.

We frequently make capital investments to improve our operations. These capital expenditures could result in increased fixed costs or large one-time capital expenditures, which could negatively affect our profitability. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. For example, in the next few years, we expect to replace the two recovery boilers at our Svetogorsk mill with one new recovery boiler, which we estimate will cost $220 million over that period, beginning in 2022. For more information about the cost of the recovery boilers, see Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations - “Capital Expenditures.” If we were to rebuild the two recovery boilers instead, the anticipated total spend would be reduced, but would result in greater downtime, which would have a significant adverse effect on production at the Svetogorsk mill as well as a corresponding adverse effect on our sales and earnings. We cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition and results of operations. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economically favorable terms, we could experience a material adverse effect on our business, financial condition and results of operations.

We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems, and those of our third-party providers or partners, could become subject to employee error or malfeasance, cyber attacks, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption to systems availability, and denial of access to and misuse of applications required by our customers to conduct business with us. Access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. The cost to remediate damages to our systems suffered could be significant. Any of these operational disruptions or misappropriation of information could result in government penalties, lost sales, business delays and negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.

We are subject to extensive environmental laws and regulations in Europe, Latin America and North America. Environmental laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting of greenhouse gas emissions. Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites. Compliance with regulations that implement new public policy in these areas could require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.

We have incurred, and expect that we will continue to incur, significant capital and operating expenditures complying with applicable environmental laws and regulations. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a potentially responsible party. See Note 11 Commitments and Contingent Liabilities to our consolidated and combined financial statement for additional information and our reserves for environmental matters. Moreover, we may be directly impacted by the risks and costs to us, our customers and our vendors of the effects of climate change, greenhouse gases, and the availability of energy and water resources. These risks include the potentially adverse impact of climate change on forestlands, which are a key resource in the production of our products, increased production costs and a change in the types of products that customers purchase. We also face risks arising from the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, deforestation and land use. We also may determine to make, and may face increased pressure to make, commitments, set targets or establish additional environmental goals and take actions to meet them. Environmental commitments, targets and goals could expose us to market, operational and execution risks as well as higher costs. Failure to achieve any such commitments, targets or goals, or a perception (whether or not valid) of our failure to achieve such commitments, targets or goals, could result in market, reputational, regulatory, and/or liability risks - including regulatory non-compliance, criminal or civil actions against us, assessment of fees and penalties, customer dissatisfaction, reduced revenue and profitability, and/or shareholder lawsuits - and could adversely affect our business and reputation.

There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, investigation, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

Further, we are required to comply with environmental laws and the terms and conditions of multiple environmental permits. For example, the paper industry in the United States is subject to several performance-based rules associated with effluent and air emissions. Federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, as the owner and operator of real property, we may be liable under environmental laws for investigation, cleanup, closure and other damages resulting from the presence and release of hazardous substances on or from our properties or operations, including properties that we no longer own or operate. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, our liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our or third-party sites may result in significant additional costs. Any material liability we incur could preclude us from making capital expenditures that would otherwise benefit our business and have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.

In addition to environmental laws and regulations, as discussed in “ — Environmental and Other Regulations,” our operations are subject to regulation under a wide variety of other laws, regulations and government requirements in Europe, Latin America and North America, including those relating to health and safety, labor and employment, data privacy, tax (including VAT), trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs.

For example, we are subject to complex and evolving U.S. and international privacy laws and regulations, including those pertaining to the handling of personal data, such as the EU General Data Protection Regulation (“GDPR”), Brazil’s Lei General de Proteção de Dados Pessoais (“LGPD”), Russian Federal Law on Personal Data (No. 152-FZ) and the California Consumer Privacy Act of 2018 (“CCPA”). The GDPR, which became effective on May 25, 2018, with respect to all member states of the European Union, includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those that had previously been in place and imposes significant penalties for noncompliance. The recently enacted LGPD establishes rules for the collection, use, processing, storage and transfer of personal data. The LGPD gives Brazilian data subjects expanded rights to control their personal data, including the right to access, correct and delete that personal data. In addition, the LGPD imposes obligations on companies processing personal data of individuals in Brazil, including with respect to maintaining the security of personal data, limiting the processing of personal data, reporting data breaches and cross-border data transfers. Failure to comply with the LGPD could result in potentially severe financial penalties. Application of penalties under the LGPD began on August 1, 2021. The LGPD may require additional compliance investment as well as additional changes to policies, procedures and operations. The Russian Federal Law on Personal Data (No. 152-FZ) aims to guarantee protection for individuals’ personal data and apply to organizations that collect, use, or share data. Data controllers are required to take appropriate technical and organizational measures against unauthorized or unlawful processing and accidental loss, changing, blocking or destruction of, or damage to, personal data. Data conrollers can face significant financial penalties for such law. The CCPA, which went into effect on January 1, 2020, affords California residents and households expanded privacy protections. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations.

Many of these laws are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our business. These laws also often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. Regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implement will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the GDPR, the CCPA or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines or criminal prosecution, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to tax laws in Europe, Latin America and North America that are subject to interpretation by taxing authorities, and we are subject to audit by taxing authorities. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of some tax law is uncertain. While we believe the positions reported by Sylvamo comply with relevant tax laws and regulations, taxing authorities could interpret our application of certain laws and regulations differently. We are currently subject to tax audits in the United States, Brazil and other taxing jurisdictions around the world. In some cases, International Paper appealed and we have continued to appeal, certain assessments by taxing authorities in the court system, particularly in Brazil. As such, tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties. See Note 11 Commitments and Contingent Liabilities and Note 10 Income Taxes to our consolidated and combined financial statements.

For example, the Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of Sylvamo (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $457 million in tax, court costs, interest, penalties and fees as of December 31, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. We are appealing this tax litigation in the Brazilian federal courts. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brasil to resolve the Brazil Tax Dispute for less than the assessed amount. There is no assurance that any such amnesty program will be enacted or that we will participate. Pursuant to a tax matters agreement between Sylvamo and International Paper, Sylvamo’s payments for any such liability are capped at 40% of any final settlement amount up to $120 million. All decisions concerning the conduct of the litigation related to the Brazil Tax Dispute, including as to strategy, settlement, pursuit and abandonment, are and will continue to be made by International Paper. Sylvamo will thus have no control over any decision related to the ongoing litigation. As legally required by the Brazilian federal court, Sylvamo Brasil has provided surety bonds in connection with the Brazil Tax Dispute. International Paper has agreed to indemnify the provider of the surety bonds during the pendency of the appeal in the Brazilian federal court. If Sylvamo Brasil were unable to renew the surety bonds upon their expiration, or if Sylvamo Brasil were unable to provide additional surety bonds as and when required by the Brazilian federal court, Sylvamo Brasil could be required to post acceptable collateral in order to continue the litigation which additional collateral International Paper has agreed to provide on behalf of Sylvamo Brasil. If the indemnity provided by International Paper does not allow Sylvamo Brasil to secure a surety bond or International Paper is unable to provide acceptable collateral and we are not able to continue our appeals, or if the Brazil Tax Dispute is resolved unfavorably, the tax and related costs could have a material adverse effect on our business, financial condition and results of operations. Any resolution of the Brazil Tax Dispute through the Brazilian courts could take six to nine years. In addition, the leverage ratio maintenance covenant under the credit agreement steps down after two years if the Brazil Tax Dispute has not been resolved. There are greater limitations under our credit agreement on the amount of dividends, share repurchases and other restricted payments we are permitted to make until the Brazil Tax Dispute is resolved, which could have an adverse impact on our stock price.

Increases to income tax rates and other tax rates in the jurisdictions in which we operate could have an adverse effect on our business, financial condition and results of operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. The Biden Administration has proposed changes to the tax rules that apply to corporations, including an increase in the corporate income tax rate, a minimum tax on book income and changes that generally would increase the tax rates applicable to a U.S. corporation’s international income, which could materially affect our tax obligations and effective tax rate. It is difficult to predict whether and when tax law changes will be enacted that would have a material adverse effect on our business, financial condition and results of operations. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

Our operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (“Bribery Act”), and other anti-corruption laws in various jurisdictions where we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability, and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

We rely heavily on a small number of significant customers and are exposed to risks associated with the financial viability of our customers and consolidation among our customers.

We rely heavily on a small number of significant customers, and if we were to lose one or more of such customers, it could have a material adverse effect on our sales and profitability. For example, our top ten customers represent approximately one-third of our net sales. In particular, because our business operates in a highly competitive industry, we regularly bid for new business or for renewal of existing business. Generally, our customers are not contractually required to purchase any minimum amount of products. Should our customers purchase products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, results of operations and cash flows.

We are also exposed to risks associated with the ability of our customers to meet their financial obligations to us. The financial viability of our customers is key to maintaining our sales to those customers and their ability to pay for those sales. Any threat to the financial viability of our customers could result in the reduction, delay or cancellation of customer orders, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, consolidation among our customers could result in changes to the purchasing habits and volumes among our customers and could affect our relationship with our customers. If one of our competitors’ customers acquires any of our customers, we could lose that business. Additionally, as our customers become larger and more concentrated, they could exert pricing pressure on all suppliers, including us. As a result, we could be forced to reduce the prices of our products. The loss or reduction of business from our larger customers, or the renewal of business on less favorable terms, could have a material adverse effect on our financial condition and results of operations.

Our business and business prospects could be materially adversely affected if we fail to attract and retain senior management and other key employees.

We are led by a strong senior management team that has extensive experience in the paper industry, and we rely upon an extensive skilled workforce. Our success and future growth will depend, to a significant degree, on the leadership, knowledge, skills and continuing contributions of our senior management members and the performance of our skilled workforce. There is no guarantee that senior management individuals will not leave our company. Also, we are exposed to potential attrition in our skilled workforce. These risks may be exacerbated by labor supply shortages. Also see “— The COVID-19 pandemic could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly if new highly transmissible variants of the virus were to evolve and spread, worsening economic conditions in the regions where we operate.” Loss of the services of any members of our senior management team or other key employees, significant attrition in our skilled workforce, retirements as our workforce ages, or the failure to attract qualified persons to serve in management and other skilled positions could have a material adverse effect on our business and business prospects.

A significant write-down of goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations.

We review our goodwill balance for impairment at least once a year using the qualitative assessment and quantitative goodwill impairment test allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors could cause our goodwill and other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge could have a material adverse effect on our financial condition and results of operations.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates or plan demographics, could adversely impact our cash flows, business, financial condition and results of operations.

We sponsor various defined benefit pension plans. The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for our domestic defined benefit pension plan is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at our discretion. The Sylvamo United States pension plan was underfunded by $12 million as of December 31, 2021. We may need to make future contributions to reduce any underfunding. There can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse market conditions and declining interest rates, we may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or increases in life expectancy assumptions, may also increase the costs and funding requirements of the obligations related to the company’s pension plans. An increase in costs or funding requirements could adversely impact our cash flows, business, financial condition and results of operations.

We could experience disruptions in operations and increased labor costs due to labor disputes.

A portion of our workforce is represented by unions and operate under various collective bargaining agreements, including that some of our employees are represented by five unions in Brazil, one union in Russia and three unions in France, and the hourly employees at our mill in Ticonderoga, New York, are represented by one union with two branches. We must negotiate to renew or extend any union contracts near or upon their expiration. We may not be able to successfully negotiate new agreements without work stoppages or labor difficulties in the future or renegotiate them on favorable terms. If we are unable to successfully or favorably renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, this could have a material and adverse effect on our business, financial condition and results of operations.

We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions that we may pursue.

We may pursue strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions. We may not achieve the expected benefits, which could require us to record an impairment charge for goodwill or other intangible assets. Among the benefits we would expect from potential acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place higher strategic value on such assets than we do.

Corporate transactions of this nature which we may pursue involve a number of special risks, including our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the integration of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.

In addition, if any portion of the Brazil eucalyptus forest plantations owned by Sylvamo as of October 1, 2021, are directly or indirectly transferred, subject to certain exceptions for immaterial transfers, a subsidiary of Sylvamo will be required to make a payment of $100 million to a subsidiary of International Paper. For these purposes, a transfer includes any sale, pledge or transfer of any legal or beneficial interest in the Brazil lands, including any grant of an option or other right or interest or entry into any contract that would result in a reduction or diminution of Sylvamo’s economic ownership in the Brazil lands. A change of control of Sylvamo would also result in the payment becoming due and payable. As a result, we would not realize the full value of any transfer of the Brazil eucalyptus forest plantations, which may make any such transaction less attractive to us, and the provision requiring payment upon a change in control of Sylvamo would be a pricing consideration in any potential strategic transaction.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other companies in our industry. In addition, we have a license from HP Inc. for the right to produce and sell HP branded copy paper in almost all geographies globally. If we were to lose such license, our production volumes could decline and our business, financial condition and results of operations could be materially adversely affected.

In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.

Risks Related To The Separation From International Paper And Our Limited Operating History As a Standalone Company

We rely on certain commercial agreements with International Paper whereby a substantial amount of our production in the United States is outsourced, the loss of which could have an adverse effect on our business, financial condition and results of operation.

In connection with our separation from International Paper, we and International Paper entered into agreements that govern certain commercial relationships following the separation, including related to the supply and purchase of certain raw materials and finished products and licenses of certain intellectual property and technology. The expiration or termination of one or more of these agreements could have an adverse effect on our business, financial condition and results of operation if we are unable to acquire or sell the raw materials or finished products to third parties on similar terms or at all. For example, we are party to offtake agreements related to International Paper’s Georgetown, South Carolina, and Riverdale, Alabama, mills, which provide us with UFS products important to our business. The offtake agreement related to the Georgetown mill may be terminated by International Paper as of January 1, 2023 and the offtake agreement related to the Riverdale mill may be terminated by

International Paper as of January 1, 2024, in each case on six months’ notice, which could significantly reduce our UFS production capacity in the United States. Moreover, we are required to pay certain fixed costs under the offtake agreements regardless of the level of orders received, and we will not be able to terminate the offtake agreements for Georgetown and Riverdale until January 1, 2025 and January 1, 2026, respectively, even if demand has decreased such that we are no longer able to sell the UFS and other products produced at those facilities. As a result, until the early termination dates, we will not be able to reduce or eliminate the costs associated with the offtake agreements, which may have an adverse effect on our business, financial condition, results of operations and cash flow.

We may be unable to achieve some or all of the benefits that we expect to achieve as a company separate from International Paper, and the cost of achieving such benefits may be more than we estimate.

We believe that, as a public company separate from International Paper, we are able to allow for the more efficient use of capital to invest in our business, reduce costs and optimize our capital structure and leverage level for the distinctive business profile of Sylvamo. However, we may be unable to achieve some or all of these benefits. These actions may not provide the benefits we expect, may cost more to achieve than we have estimated, and could lead to disruption of our operations (for example, if upon expiration of our Transition Services Agreement with International Paper, we have not successfully transitioned to our own information technology systems), and loss of, or inability to recruit, key personnel needed to operate and grow our business. As a result, these actions could cause a weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. Further, even if we achieve some or all of these benefits, we may nonetheless still experience increased costs as a stand-alone, public company. Also, there can be no guarantee that the anticipated benefits of the separation from International Paper will be realized or as to their timing. If we fail to achieve some or all of the benefits that we expect to achieve as a separate company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially adversely affected.

We have limited operating history and may be unable to operate profitably as a stand-alone company or provide benefits and services or have the advantage of equivalent financial strength and resources as we did when we were a subsidiary of International Paper.

We have a limited history operating as a separate, stand-alone public company, since our separation from International Paper on October 1, 2021, and there is no assurance that we will operate profitably. Historically, because the printing papers, industrial packaging and global cellulose fibers businesses of International Paper, which included Sylvamo, were under one ultimate parent, we were able to rely, to some degree, on the earnings, assets and cash flows of each other for capital requirements. Since the separation, we are able to rely only on our own business for such requirements. Our operating results may not be consistent with their historical levels or we may not be profitable going forward. Further, we have a different credit profile than International Paper following the separation. Our Moody’s long-term family rating is Ba2 and our S&P issuer rating is BB. Our failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs under our indebtedness and access to capital markets.

Additionally, we historically relied on International Paper for various financial, administrative and managerial services in conducting our operations and benefitted from economies of scale as a result of International Paper’s size. Since the separation, we no longer benefit from International Paper’s resources and size, other than pursuant to the transition services agreement and the other commercial agreements that we entered into with International Paper or its subsidiaries prior to the separation. As we replace resources provided by International Paper, and if we are unable to replace them without incurring high costs or are significantly delayed in replacing them, our business, financial condition and results of operations could be materially adversely affected.

Our historical financial information may not be indicative of our future results as a separate, public company.

The historical financial information we have included in this Form 10-K for periods prior to our 2021 fourth fiscal quarter may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, public company during such periods or be indicative of what our results of operations, financial position, and cash flows may be in the future. Our historical financial information reflects allocations for services historically provided by International Paper, and these allocated costs are and are expected to be different from the actual costs we incur for these services as a separate company. In some instances, the costs incurred for these services may be higher than the share of total International Paper expenses allocated to our business historically.

The historical financial information does not reflect the increased costs associated with being a separate, public company, including changes in our cost structure, personnel needs, financing and operations of our business as a separate public company.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is, and is expected to continue to be, expensive and time-consuming, and we could experience difficulties with our accounting, management and financial reporting systems necessary to comply with public company reporting, disclosure controls and internal control over financial reporting requirements.

As a public company, we are required to prepare and file annual and quarterly financial statements and other reports with the SEC. We also are subject to other reporting and corporate governance requirements under the listing standards of the New York Stock Exchange (“NYSE”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which impose significant compliance costs and obligations. The requirements of being a public company necessitate a significant commitment of resources and management oversight and thus increase operating costs for us. These requirements also place significant demands on our finance and accounting staff and on our financial accounting and information systems and may require us to upgrade our systems, implement additional financial and management controls, reporting systems, information technology systems and procedures, and hire additional accounting, legal and finance staff in the future or as services terminate under the Transition Services Agreement between us and International Paper. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.

As a public company, we are or will be required, among other things, to:
•prepare and file periodic and current reports, and distribute other stockholder communications, in compliance with U.S. federal securities laws and NYSE rules;
•comply with public company corporate governance requirements that include enhanced roles and duties for our board of directors and its committees;
•institute comprehensive compliance, investor relations and internal audit functions; and
•evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

Beginning with the year ending December 31, 2022, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement or maintain required controls, or difficulties encountered in doing so, could have a material adverse effect on our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If we are unable to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, legal and finance staff as needed, in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired.

If the distribution of shares of Sylvamo and certain related transactions in connection with our separation from International Paper were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then International Paper, Sylvamo and International Paper’s shareholders may be subject to significant U.S. federal income taxes.

International Paper received a private letter ruling from the U.S. Internal Revenue Service (the “IRS”), and an opinion of a nationally recognized tax counsel, regarding certain aspects of the separation, the distribution of shares of Sylvamo and certain related transactions, confirming that such transactions are generally tax-free for U.S. federal income tax purposes to International Paper, Sylvamo and International Paper shareholders. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. If any of the representations or covenants relied upon for the tax opinion or the private letter ruling are or become inaccurate, are incomplete or are not complied with by International Paper, Sylvamo or any of their respective subsidiaries, the private letter ruling or tax opinion, may be invalid in whole or in part and the conclusions reached therein could be jeopardized.

If the IRS ultimately determines, and a court confirms, that any aspect of the separation, the distribution or any related transaction is taxable, then (i) International Paper could incur significant U.S. federal income tax liabilities and/or (ii) International Paper shareholders that received Sylvamo stock in the distribution could be required to include taxable income or gain with respect to their receipt of Sylvamo stock. Sylvamo indemnified International Paper for such tax liability in certain circumstances, pursuant to the tax matters agreement; however, there can be no assurance that Sylvamo would have the resources or liquidity needed to satisfy any claim under the indemnity.

Even if the separation and distribution otherwise qualify for non-recognition of gain or loss under Section 355 of the Internal Revenue Code (the “Code”), the separation and distribution could be taxable to International Paper (but not International Paper shareholders) pursuant to Section 355(e) of the Code if there is a 50% or more (by vote or value) change in ownership of either International Paper or Sylvamo, directly or indirectly, as part of a plan or series of related transactions that include the distribution. For this purpose, any acquisitions of International Paper’s or Sylvamo’s common stock within two years before or after the distribution are presumed to be part of such a plan, although International Paper or Sylvamo might be able to rebut that presumption based on either applicable facts and circumstances or because of the application of a “safe harbor” with respect to such transaction described in the U.S. tax regulations.

We are unable to take certain actions because such actions could jeopardize the tax-free status of the separation and distribution, and such restrictions could have a significant adverse impact on us.

The tax matters agreement prohibits us from taking actions that could reasonably be expected to cause the distribution of shares of Sylvamo to be taxable or to jeopardize the conclusions of the tax opinion or the IRS ruling. In particular, the tax matters agreement provides that for two years after the separation, we must refrain from engaging in certain transactions, including:
•entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of our capital stock, or options or other rights in respect of our capital stock, subject to certain exceptions relating to open market stock repurchases;
•issuing equity securities beyond certain thresholds;
•ceasing the active conduct of our business; and
•dissolving, liquidating, merging or consolidating with any other person.

The tax matters agreement provides that, nevertheless, we are permitted to take any of the actions described above if we obtain International Paper’s consent, or if we obtain a private letter ruling from the IRS or a tax opinion that is reasonably acceptable to International Paper to the effect that the action will not affect the tax-free status of the separation and distribution. However, the receipt by us of any such consent, opinion or ruling will not relieve us of any obligation we have to indemnify International Paper for an action we take that causes the separation and distribution to be taxable to International Paper.

The tax matters agreement also prohibits us from taking or failing to take any other action, including certain restrictions on the repurchase of our shares, that is reasonably likely to cause the separation, the distribution and certain related transactions to not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes.

Because of these restrictions, for two years after the separation we may be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital. Also, the possibility that we may be required to pay under the indemnity obligation to International Paper may discourage, delay or prevent a third party from acquiring control of us during this two-year period in a transaction that our shareholders might consider favorable.

We are responsible for significant one-time and ongoing costs associated with the separation that could affect our period-to-period operating results going forward.

We incurred one-time costs in 2021 associated with our separation from International Paper of approximately $6 million and expect to continue to incur costs associated with the separation in 2022. The amount and timing of these charges could adversely affect our period-to-period operating results, which could result in a reduction in the market price of our common stock.

In connection with the separation, we entered into a transition services agreement with International Paper, pursuant to which International Paper provided us with certain specified services on a transitional basis, including in areas such as IT, sourcing and other areas where we may need assistance and support as a new standalone company. Depending on the particular service being provided, the services may be extended for up to six months after the initial one-year term, but may be terminated earlier under certain circumstances. If one or more of these services are terminated, we may be required to obtain such services from a third party. This may be more expensive than the fees that we will be required to pay under the agreements with International Paper. We incurred in 2021 and expect to incur in 2022 expenses under the transition services agreement of approximately $8 million and $25 million, respectively.

In addition, following the expiration of the transition services agreement, we will need to replicate certain services and systems to which we will no longer have access from International Paper. We may misjudge our requirements for these services and systems on a stand-alone basis, and may incur greater than expected capital and other costs associated with developing and implementing our own support functions. These costs may exceed the costs we will pay to International Paper during the transition period. There may be an adverse operational effect on our business as a result of the significant time our management and other employees and internal resources will need to dedicate to building these capabilities during the first few years following the separation that otherwise would be available for other business initiatives and opportunities. When we begin to operate these functions independently, if we have not developed adequate systems and business functions, or obtained them from other providers, we may not be able to operate our company effectively and our profitability may decline.

Certain of our officers may have actual or potential conflicts of interest because of their International Paper equity ownership or their former International Paper positions.

Our Chief Executive Officer, Chief Financial Officer and certain other of our executive officers were, prior to the separation, International Paper officers or employees, and thus have professional relationships with International Paper’s executive officers, directors or employees. In addition, because of their former International Paper positions, they may own International Paper common stock or restricted stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these officers are faced with decisions that could have different implications for International Paper and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between International Paper and us regarding the terms of the agreements governing the separation and the relationship thereafter between the companies. These agreements include the distribution and separation agreement, the tax matters agreement, the employee matters agreement, the transition services agreement, the registration rights agreement, the offtake agreements and any other commercial agreements between the parties or their affiliates.

Satisfaction of indemnification obligations following the separation could have a material adverse effect on our financial condition, results of operations and cash flows.

Pursuant to the distribution and separation agreement, tax matters agreement and certain other agreements we entered into with International Paper in connection with the separation, International Paper agreed to indemnify us for certain liabilities, and we agreed to indemnify International Paper for certain liabilities. Payments that we may be required to make under our indemnity of International Paper are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the tax matters agreement.

We may also incur significant costs related to environmental liabilities that we assumed from International Paper in connection with the separation arising at our mills and other sites that were not owned by International Paper at the time of separation but were primarily operated or used by International Paper’s former printing papers business. For example, as of December 31, 2021, we have reserved $12 million for remediation work to be performed at our mill in Svetogorsk, Russia, following identification in 2018 of mercury contamination in sediment in a river tributary that traverses the site of the mill, as described in Note 11 Commitments and Contingent Liabilities to our consolidated and combined financial statements.

Third parties could also seek to hold us responsible for any of the liabilities that International Paper has agreed to retain. Indemnities from International Paper may not be sufficient to protect us against the full amount of such liabilities if, for example, International Paper is not able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from International Paper any amounts for which we are indemnified by it, we may be temporarily required to bear these losses ourselves, requiring us to divert cash that would otherwise have been used in furtherance of our operating business. Each of these risks could have a material adverse effect on our financial condition, results of operations and cash flows.

Federal and state fraudulent transfer laws and New York and Delaware corporate law may permit a court to void the separation and related transactions, which could have a material adverse effect on our business, financial condition and results of operations.

In connection with the separation, International Paper undertook a series of internal corporate reorganization transactions which, along with the contribution of certain of the entities and assets associated with International Paper’s former printing papers business to Sylvamo, the distribution of shares of Sylvamo common stock to International Paper’s shareholders, and a special payment of $1.5 billion by Sylvamo to International Paper, which could be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under New York or Delaware corporate law. Under applicable laws, any transaction, contribution or distribution completed as part of the separation could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and the transferor was insolvent or rendered insolvent by reason of the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the separation was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

•the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could pay its debts as they become due.

If a court were to find that any transaction, contribution or distribution conducted in connection with the separation was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under New York corporate law. The resulting complications, costs and expenses of either finding could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating To Our Indebtedness

In connection with the separation from International Paper, we incurred substantial indebtedness, which could have a material adverse effect on our financial condition and prevent us from fulfilling our obligations under the agreements governing our indebtedness.

In connection with the separation, we entered into a $450 million cash flow-based revolving credit facility, $450 million term loan “B” facility and $520 million term loan “F” facility and issued $450 million of senior notes. As of December 31, 2021, the aggregate principal amount of our outstanding debt was $1.4 billion. Our level of debt could have important consequences to our shareholders, including:
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, product development, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, product development, acquisitions and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•increasing our effective tax rate;
•exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest;
•limiting our ability to deduct the full amount of the interest payments on any debt we incur in connection with the separation or any other borrowings from our taxable income;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a competitive disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms; and

•increasing our cost of borrowing.

We and our subsidiaries may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face would increase.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control, including those discussed under “—Risks Relating to Our Business.” We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, which would trigger default under the credit agreement, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

The agreements governing our indebtedness contain restrictive covenants that limit our ability to conduct our business, including our ability to dispose of assets and the use of the proceeds from those dispositions, require that we use the proceeds from any future incurrence of debt or issuance of equity to repay existing indebtedness and limit our ability to incur additional indebtedness. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.

A failure to make scheduled payments on our debt, or a breach of any of the covenants under the agreements governing our indebtedness, if not waived by lenders or noteholders, as applicable, or to the extent applicable, cured within specified periods, would result in an event of default under those agreements. Lenders or noteholders under the agreements governing our indebtedness could declare all outstanding principal and interest to be due and payable, and lenders could further terminate their commitments to loan money under our existing revolving credit facility or foreclose against the assets securing their borrowings, which could force us to file for bankruptcy protection and either restructure or liquidate. Any of these events could result in our shareholders losing some or all of the value of their investments. Further, an event of default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Risks Relating To Our Common Stock

Our common stock has traded only since October 1, 2021, providing a limited trading history on which to evaluate it as an investment, resulting in potential depression in or volatility of its price.

Our common stock commenced trading on the NYSE on October 1, 2021. The limited trading history of our common stock may make it a less desirable investment for some, potentially making it more difficult for shareholders to sell our shares at an attractive price, or at all, and could lead to our share price being depressed or volatile. We cannot predict the prices at which our common stock may trade, and many factors could cause the trading price of our common stock to rise and fall, including the following:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategies;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain financing as needed;
•our announcements or our competitors’ announcements regarding new products, enhancements, significant contracts, acquisitions or strategic investments;
•the failure of securities analysts to cover our common stock;

•changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock;
•actions by institutional stockholders and other large stockholders (including International Paper), including future sales of our common stock;
•overall market fluctuations;
•changes in laws, rules and regulations affecting our business;
•the gain or loss of significant customers or changes in our customers’ preferences;
•developments related to the COVID-19 pandemic or another epidemic; and
•general economic conditions and other external factors.

In particular, we cannot assure shareholders that they will be able to sell our shares or that they will avoid loss upon a sale. Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

The shares of our common stock distributed to International Paper’s stockholders as part of the separation are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by our “affiliates” as that term is defined in the rules under the Securities Act. Shares of our common stock held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144 under the Securities Act and satisfy the volume, manner of sale and holding period limitations under Rule 144.

It is likely that some large shareholders who received our common stock in the distribution from International Paper may sell our common stock for various reasons, including our business profile or market capitalization as a stand-alone company not fitting their investment objectives or guidelines or for other reasons. The sales of significant amounts of our common stock or the perception in the market that this will occur could have a negative impact on the market price of our common stock.

A fund associated with International Paper’s 401(k) plans received shares of Sylvamo common stock in the distribution as a result of its ownership of International Paper common stock, representing approximately 1.0% of Sylvamo common stock as of October 1, 2021. We anticipate that the 401(k) plans will sell all of these shares, to the extent not sold by individual 401(k) plan participants, by April 8, 2022.

In addition, after completion of the distribution, International Paper retained 19.9% of our total shares outstanding. We are aware that International Paper intends to dispose of such shares, which it may do in a registered offering or pursuant to an exemption from registration, which is expected to occur in 2022 and which will occur no later than five years after the distribution. We have entered into a registration rights agreement with International Paper agreeing that, upon the request of International Paper and pursuant to the terms of such agreement, we will use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by International Paper to the extent that International Paper wishes to sell the shares of our common stock it retained in a registered offering. These shares are restricted securities within the meaning of Rule 144 under the Securities Act and are also eligible for resale by International Paper in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently, few analysts provide research coverage for our common stock. In the event one or more of securities or industry analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If any analyst ceases coverage of our common stock or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

Future offerings of debt or equity securities ranking senior to our common stock could adversely affect the market price of our common stock.

In the future, we may decide to issue senior or subordinated debt securities or preferred stock or other equity securities that rank senior to our common stock. Indentures or other instruments governing such securities may include covenants restricting our operating flexibility and ability to pay dividends and make other distributions to our shareholders. Additionally, any convertible or exchangeable securities that we issue in the future could have rights, preferences and privileges more favorable than those of our common stock and could result in dilution to owners of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings, reducing the market price of our common stock and diluting the value of their common stock holdings in us.

We have not declared or paid any dividends on our common stock or initiated any repurchases of our common stock and, consequently, shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have not declared or paid any dividends on our common stock nor commenced any repurchases of our common stock. Therefore, currently, the success of an investment in shares of our common stock depends upon any future appreciation in their value and any potential future dividends or repurchases. There is no guarantee that shares of our common stock will appreciate or even maintain their value. The credit agreement governing our senior secured credit facility and the indenture governing our senior notes limit the amount of dividends and share repurchases that we are permitted to make while our indebtedness remains outstanding, including greater restrictions until the Brazil Tax Dispute (as defined herein) is resolved. See Note 10 Income Taxes to our consolidated and combined financial statements for further discussion of the Brazil Tax Dispute. Any declaration and payment of dividends, stock repurchases or other distributions of capital will be at the discretion of our board of directors and will depend on many factors, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, covenants contained within agreements governing our indebtedness, contractual restrictions with respect to payment of dividends and the repurchase of shares, our ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. There can be no assurance that we will pay dividends or repurchase any shares of our common stock.

Shareholders’ percentage ownership in Sylvamo will be diluted by equity compensation and potential use of our shares as consideration for any future acquisitions, strategic investments or financing of ongoing operations.

We grant stock-based equity awards to our directors and certain officers and other employees as partial compensation for their services for us. Equity awards dilute shareholders’ ownership in Sylvamo. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or to finance our ongoing operations.

Anti-takeover provisions in our certificate of incorporation and bylaws could discourage, delay or prevent a change of control of our company and could affect the trading price of our common stock.

Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change in our management or change of control, including that they, collectively:
•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

These provisions could prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions could adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our certificate of incorporation and bylaws could also make it difficult for shareholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions could facilitate management entrenchment that could delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our shareholders.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers or shareholders.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (1) derivative action or proceeding brought on our behalf, (2) action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (3) action asserting a claim arising out of or pursuant to the Delaware General Corporation Law (the “DGCL”) or our certificate of incorporation or bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, and the rules and regulations thereunder. Neither this provision nor the exclusive forum provision will mean that shareholders have waived our compliance with federal securities laws and the rules and regulations thereunder, but it does mean that our shareholders are deemed to have notice of and have consented to these provisions concerning choice of forum. The choice of forum provision in our certificate of incorporation may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or any of our current or former directors, officers or shareholders, which may discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable to an action in which we assert the choice of forum, we could incur additional costs associated with resolving the action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Our certificate of incorporation limits the personal liability of our directors for breaches of fiduciary duty.

Our certificate of incorporation contains provisions permitted under the DGCL relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:
•any breach of the director’s duty of loyalty;
•acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•under Section 174 of the DGCL (unlawful dividends); or
•any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a shareholder cannot prosecute an action for monetary damages against a director unless the shareholder is able to demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any shareholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions do not alter a director’s liability under federal securities laws. The inclusion of this provision in our certificate of incorporation could discourage or deter shareholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
FORESTLANDS
As of December 31, 2021, the Company owned or managed approximately 250,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (“CERFLOR”) and the Forest Stewardship Council (“FSC”).
MILLS AND PLANTS
Our portfolio of properties spans three continents and includes six vertically-integrated mills and one non-integrated mill with an aggregate annual paper and pulp production capacity of 3.5 million short tons. We have two mills in our North America segment in the United States (Ticonderoga, New York and Eastover, South Carolina), three mills in our Latin America segment in Brazil (Três Lagoas, Mato Grosso do Sul, and Luís Antônio and Mogi Guaçu, São Paulo), and two mills in our Europe segment (Saillat, France and Svetogorsk, Russia). Our paper manufacturing operations are further supported by 10-year offtake agreements with International Paper (subject to their earlier termination) for paper production at the North American Riverdale, Alabama, and Georgetown, South Carolina mills for 495,000 short tons of uncoated freesheet and 160,000 short tons of uncoated bristols, a heavier weight paper grade used in products such as file folders. A listing of our production facilities by segment, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

7 owned mills with total production capacity of approximately 3.5 million short tons

In addition to our mills, we own and lease a number of other properties, including warehouses, in France, the United Kingdom, Brazil, the United States and our headquarters in Memphis, Tennessee.
CAPITAL INVESTMENTS AND DISPOSITIONS
Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations. You can find a discussion about the level of planned capital investments for 2022 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 3. LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings individually, or any related legal proceedings in the aggregate, that we expect to result in a material adverse effect upon our financial condition or results of operations. Information concerning legal proceedings of the Company is set forth in Note 11 Commitments and Contingent Liabilities of our consolidated and combined financial statements, which is incorporated herein by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. In view of the size of the Company, we have determined such disclosure threshold to be $1 million, which is less than one percent of the current assets of the Company and its subsidiaries on a consolidated basis. The matters set forth in Note 11 Commitments and Contingent Liabilities are disclosed in accordance with such requirement.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: SLVM). As of February 25, 2022, there were approximately 7,154 record holders of common stock of the Company.
We did not pay any cash dividends in 2021. We currently intend to use our future earnings to reinvest in the business, to maintain a strong balance sheet and service debt and return cash to shareowners in the future.
ITEM 6 . RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K (this “Form 10-K”). In addition to historical consolidated and combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

The following generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of historical items in 2019, and year-to-year comparisons between 2020 and 2019, can be found in the Company’s registration statement on Form 10, as amended (File No. 001-40718) (the “Form 10”) for the three years ended December 31, 2020, 2019 and 2018.

SPIN-OFF

Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. These consolidated and combined financial statements reflect the combined historical financial position, results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The consolidated and combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). The consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during all periods presented.
EXECUTIVE SUMMARY

Full-year 2021 net income was $331 million ($7.53 per diluted share) compared with $170 million ($3.85 per diluted share) for full-year 2020. Net sales increased 16% to $3.5 billion in 2021 compared with $3 billion in 2020 and adjusted EBITDA improved by nearly 60% to $594 million in 2021 compared to $373 million in 2020. See Item. 7. Management’s Discussion and Analysis and Results of Operations - Non-GAAP Financial Measures for the definition of Adjusted EBITDA.

Comparing our performance in 2021 to 2020, we realized the benefit of price increases, as price and mix improvement outpaced input costs that increased throughout the year. Volume was favorable as global uncoated freesheet demand recovered from the impact of the COVID-19 pandemic as schools and offices began to reopen. In addition, operations benefited from improved fixed cost absorption on higher volume. Our production facilities ran full in all three regions and we improved our sales mix by selling more profitable products as our commercial teams maximize opportunities across geographies, segments, and channels.

Looking ahead to the first quarter of 2022, we remain committed to generating cash and have positive momentum as global uncoated free sheet industry conditions are expected to remain favorable. Demand is expected to continue improving in all three of our regions, while industry supply is shrinking in Europe and North America as competitors have shut down their machines or converted capacity. We expect costs for fiber, chemicals, and transportation to continue to increase. However, we will continue to realize prior price increases throughout the first quarter of 2022.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. At the current time all of our facilities are open and operating. Demand for printing papers products, which account for the majority of our net sales, initially was significantly impacted by the pandemic, but has seen a steady increase over 2021. Our operations have continued to experience higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

Russian Actions In Ukraine

On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. Neither the Company, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions, and our mill is located near the Finnish border and is not near the conflict in Ukraine. However, we cannot predict the impact of Russian actions in Ukraine and any heightened military conflict or geopolitical instability that may follow, including heightened operating risks and production disruptions in Russia and Europe, additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, higher manufacturing costs, disruptions in raw materials supplies, increased raw material costs and higher supply chain costs.

For example, demand for our products from the paper mill in Svetogorsk, Russia could be materially adversely affected by additional sanctions or counter-sanctions that impact the mill, or by customers in other countries voluntarily choosing not to purchase products from the mill because of its location in Russia.

Any significant disruption in operations at our mill in Svetogorsk, Russia, including as a result of supply-chain constraints, could adversely affect our ability to produce our products at that mill at historical levels and costs, or at all. A determination by one or more of our suppliers not to do business in Russia, whether as a result of sanctions or on a voluntary basis, could increase the Svetogorsk mill’s costs for inputs secured from alternative suppliers, could prevent or slow the mill’s ability to obtain necessary inputs to make products, and could cause the mill to cease operating for an indeterminate period of time.

One of our suppliers to the Svetogorsk mill has already announced that it would discontinue deliveries to Russia until further notice in light of the Russian actions in Ukraine. We are therefore facing inadequate supplies of critical raw materials and are currently in the process of curtailing production at the Svetogorsk mill, and may need to temporarily shut down pulp and paper production at the mill. The mill is currently operating in a slowed-back condition while we take steps to mitigate the issues and possibly continue production. It is too early to estimate the impact this curtailment or a possible shut down could have on our business, results of operations and financial condition.
RESULTS OF OPERATIONS

When reading our financial statements and the information included in this Annual Report, it should be considered that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations and that could affect future performance. We believe that the following material trends and uncertainties are important to understanding our business.

Macroeconomic Conditions

The Company’s operating results are typically closely tied to changes in the general economic conditions in Europe, Latin America and North America, as well as general global economic conditions. The Company’s profitability and operating results are dependent on the price of our products and the market price of raw materials (primarily wood fiber and chemicals), energy sources and third-party transport of our goods.

Consumer Behavior

Factors that impact the demand for our products include consumer preferences, movements in currency exchange rates, consumer spending, commercial printing and advertising activity, adoption of electronic mediums, white-collar employment, including the shift to work-from-home during the COVID-19 pandemic, and remote schooling.

The following summarizes our results of operations for the periods presented:

In millions for the years ended December 31	2021	2020
NET SALES	$3,502	$3,009
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,298	2,101
Selling and administrative expenses	213	209
Depreciation, amortization and cost of timber harvested	143	154
Distribution expenses	363	321
Taxes other than payroll and income taxes	27	30
Interest (income) expense, net	(2)	(4)
INCOME (LOSS) BEFORE INCOME TAXES	460	198
Income tax provision (benefit)	129	28
NET INCOME (LOSS)	$331	$170

Net Sales
For the year ended December 31, 2021, the Company reported net sales of $3.5 billion, compared with $3.0 billion for the year ended December 31, 2020. The net sales increase was primarily driven by an increase in sales volume of uncoated freesheet and increased average sales prices of our products, reflecting recovery from the negative demand impact of the COVID-19 pandemic. International net sales (based on the location of the seller) totaled $1.8 billion, or 51%, of total sales for the year ended December 31, 2021. This compares with international net sales of $1.5 billion, or 50% of total sales for the year ended December 31, 2020. Additional details on net sales are provided in the section titled “Business Segment Results.”

Cost of Products Sold
Cost of products sold increased by $197 million, primarily due to the increase in net sales activity, resulting in an increase of our consumption of raw materials and cost inflation. The increased consumption was partially offset by the net benefit of two Brazilian VAT items ($35 million) that decreased our cost of products sold. Additional details regarding the Brazilian VAT items are provided in Note 11 Commitments and Contingent Liabilities to our consolidated and combined financial statements included elsewhere in this Form 10-K.

Distribution Expenses
The $42 million increase in distribution expenses was the result of the increase in net sales activity as well as higher freight costs.

Interest (Income) Expense, net
The change in net interest income was driven by the recognition of $20 million of net interest income related to two Brazilian VAT items recorded during the year ended December 31, 2021, which was offset by interest expense related to the $1.5 billion of debt we incurred in conjunction with our spin-off from International Paper. Additional details regarding the Brazilian VAT items and debt incurred are provided in Note 11 Commitments and Contingent Liabilities and Note 12 Long-Term Debt, respectively, to our consolidated and combined financial statements included elsewhere in this Form 10-K.

Income Taxes
A net income tax provision of $129 million was recorded for the year ended December 31, 2021. A net income tax provision of $28 million was recorded for the year ended December 31, 2020. The effective income tax rate was 28% for the year ended December 31, 2021, compared to 14% for the year ended December 31, 2020. The income tax provision and effective income tax rate increased for the year ended December 31, 2021 by approximately $101 million and 14%, respectively, primarily due to the mix of earnings in the U.S. and various income tax rates in non-US jurisdictions and a $10 million tax benefit in 2020 relating to a tax audit settlement.

DESCRIPTION OF BUSINESS SEGMENTS

The Company’s reportable business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. The following summary describes the products and services offered in each of the segments:

Europe
Our Europe segment produces a broad portfolio of uncoated freesheet papers for numerous uses and applications as well as liquid packaging board, coated unbleached kraft and market pulp. We operate two paper, pulp and board mills in the region: Saillat, France and Svetogorsk, Russia. Located in the Limousin region of France, the Company’s Saillat mill produces both paper and market pulp. It is the only mill in France to cover the entire production process from wood harvesting to paper, and is one of the leading cutsize producers in France and Western Europe. The Saillat mill produces UFS papers, such as copy paper, and value-added products such as tinted paper and colored laser printing paper under leading brands such as REY Adagio and Pro-Design. We also produce graphic and high-speed inkjet printing papers under the brand Jetstar. The Saillat mill has some of the highest environmental credentials for our products and mill in Europe. Our Svetogorsk mill is one of Russia’s leading producers of high-quality uncoated freesheet papers under brands Ballet Brilliant, Ballet Premier, Ballet Classic, Ballet Universal and SvetoCopy, and pulp products such as Bleached Chemical Thermo-Mechanical Pulp (“BCTMP”), with industry-leading technology and equipment. It covers more than 434 acres on the Karelian Isthmus, and comprises three pulp mills, two papermaking machines, and A3 and A4 cutsize finishing.

Latin America
Our Latin American operations focus on uncoated freesheet paper as well as market pulp through the ownership or management of approximately 250,000 acres of forestlands in Brazil and consists of three mills: two integrated mills in the State of São Paulo and one non-integrated mill in Mato Grosso do Sul. Our Brazilian uncoated freesheet brands include Chamex, Chamequinho and Chambril. We also produce the HP papers line in Brazil. All of our products are produced exclusively from planted and sustainable certified eucalyptus.

North America
The North American paper business manufactures uncoated freesheet papers at its mills in Eastover, South Carolina and Ticonderoga, New York and has offtake agreements to purchase the uncoated papers produced by International Paper’s Riverdale and Georgetown mills in Selma, Alabama and Georgetown, South Carolina. The North American papers business comprises three sub-segments, Imaging Papers, Commercial Printing Papers and Converting Papers. The imaging papers business, which comprises roughly half of the North American segment’s volume, produces copy paper for use in copiers, desktop and laser printers and digital imaging. These products are important for office use, home office use and in businesses such as education, healthcare and financial services. The commercial printing business comprises about 18% of the North American segment’s volume, and end-use applications in the commercial printing business include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. The converting business manufactures a variety of grades that are converted by our customers into envelopes, tablets, business forms, file folders and several specialty grades. Uncoated papers are sold under private label and brand names that include Hammermill®, Springhill®, Williamsburg, Accent®, DRM® and Postmark®.
BUSINESS SEGMENT RESULTS
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

The following table presents a comparison of income (loss) before income taxes to Total operating profit:

In millions for the years ended December 31	2021	2020
Income (Loss) Before Income Taxes	$460	$198
Interest (income) expense, net	(2)	(4)
Other special items, net (b)	(29)	10
Total Operating Profit (a)	$429	$204
Europe	$98	$77
Latin America	195	84
North America	136	43
Total Operating Profit (a)	$429	$204
(a)    We define Total operating profit as our income (loss) before income taxes calculated in accordance with GAAP, excluding net interest (income) expense and net business special items which includes net corporate special items. We believe that Total operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statements footnotes in accordance with ASC 280.
(b)    Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Other special items in the periods presented primarily include abandoned property removal costs, an environmental remediation reserve adjustment, foreign VAT expense and refunds and one-time costs.

Business Segment Operating Profit (in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$204
$221
$64
$148
$(193)
$(15)
$429
2020
Price & Mix
Volume
Operations
Raw Materials & Freight
Mill Outages
2021

The following tables present Net sales and Operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment and Geographic Area to our consolidated and combined financial statements included elsewhere in this Form 10-K for more information on the Company’s segments.

Europe

In millions for the years ended December 31	2021	2020
Net Sales	$1,040	$921
Operating Profit (Loss)	$98	$77

For the year ended December 31, 2021, our Europe segment net sales increased $119 million compared to the same period in 2020, primarily due to a recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the year ended December 31, 2021 was $21 million higher than the same period in 2020 as the impact of higher planned maintenance outages in France ($22 million) and higher input costs, primarily energy ($28 million), were more than offset by higher sales price and mix ($49 million) and lower operating costs ($16 million).

Latin America

In millions for the years ended December 31	2021	2020
Net Sales	$786	$632
Operating Profit (Loss)	$195	$84

For the year ended December 31, 2021, our Latin America segment net sales increased $154 million compared to the same period in 2020, primarily reflecting recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price and sales volume of uncoated freesheet.

Operating profit for Latin America for the year ended December 31, 2021 was $111 million higher than the same period in 2020, primarily driven by increased sales price and mix ($94 million) and volume ($33 million). Lower operating costs ($47 million) were offset by increased input costs ($64 million) primarily for purchased pulp, chemicals, and energy.

North America

In millions for the years ended December 31	2021	2020
Net Sales	$1,718	$1,490
Operating Profit (Loss)	$136	$43

For the year ended December 31, 2021, our North America segment net sales increased $228 million, compared to the same period in 2020, primarily reflecting recovery from the negative impact on demand of the COVID-19 pandemic, resulting in an increase in the market price and sales volume of uncoated freesheet.

Operating profit for North America for the year ended December 31, 2021 was $93 million higher than the same period in 2020 as increased sales price ($78 million) and volume ($29 million) increased across all grades of uncoated freesheet, reflecting continued demand recovery from the COVID-19 pandemic. The benefit of lower planned maintenance outages ($12 million) and lower operating costs ($56 million) were offset by increased input costs ($76 million) primarily for wood, energy and distribution.

NON-GAAP FINANCIAL MEASURES

Management provides Adjusted EBITDA, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that Adjusted EBITDA provides investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt. Adjusted EBITDA is reconciled to Net income (loss), the most directly comparable GAAP measure. Adjusted EBITDA may be determined or calculated differently by other companies and therefore may not be comparable among companies.

In millions for the years ended December 31,	2021	2020	2019
Net Income (Loss)	$331	$170	$377
Income tax provision (benefit)	129	28	125
Interest (income) expense, net	(2)	(4)	(9)
Depreciation, amortization and cost of timber harvested	143	154	192
Stock-based compensation	14	15	19
Transition service agreement expense	8	—	—
Net special items expense (income) (a)	(29)	10	5
Adjusted EBITDA (b)	$594	$373	$709
Net Sales	$3,502	$3,009	$4,017
Adjusted EBITDA Margin	17.0%	12.4%	17.6%
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include adjustments to the accrual for foreign VAT expense and one-time costs associated with the spin-off.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (loss) (GAAP) excluding the sum of income taxes, net interest (income) expense, depreciation, amortization and cost of timber harvested, transition service agreement expense, stock-based compensation, and, when applicable for the periods reported, special items.

Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and potentially return cash to shareowners in the future. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.
The following are reconciliations of cash provided by operations to free cash flow:

In millions for the years ended December 31	2021	2020	2019
Cash provided by (used for) operating activities	$549	$359	$524
Adjustments:
Cash invested in capital projects	(76)	(75)	(118)
Free Cash Flow	$473	$284	$406
The non-GAAP financial measures presented in this Form 10-K as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.
LIQUIDITY AND CAPITAL RESOURCES

Overview

Historically, we have generated strong annual cash flow from operating activities. However, prior to our spin-off, we were a part of International Paper’s operating structure. Following the completion of the spin-off on October 1, 2021, our capital structure and sources of liquidity changed significantly from our historical capital structure. We no longer participate in cash management and funding arrangements with International Paper. Instead, our ability to fund the Company’s cash needs depends on our ongoing ability to generate cash from operations and obtain financing on acceptable terms. Based upon our history of generating strong operating cash flow, we believe we will be able to meet our short-term liquidity needs. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through the issuance of third-party debt, as needed.

A major factor in our liquidity and capital resource planning is our generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our products. While changes in key operating cash costs, such as raw materials, energy, mill outages and distribution expenses do have an effect on operating cash generation, we believe that our focus on commercial and operational excellence, as well as our ability to manage costs and working capital, will provide sufficient cash flow generation.

During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 2029 Senior Notes and borrowings from our cash flow-based revolving credit facility. The aggregate amount outstanding on this debt as of December 31, 2021, was $1.4 billion. See Note 12 Long-Term Debt to the consolidated and combined financial statements for further discussion. The proceeds of the debt were used primarily to fund a special payment to International Paper and to pay related fees and expenses. The Company’s cash flow-based revolving credit facility has a total borrowing capacity of $450 million, of which approximately $420 million was available as of December 31, 2021.

The terms of the agreements governing our debt contain customary limitations for the financing as well as other provisions. These provisions may also restrict our business and, in the event we cannot meet the terms of those provisions, may adversely impact our financial condition, results of operations or cash flows.

Operating Activities

Cash provided by operating activities totaled $549 million for the year ended December 31, 2021, compared with cash provided by operating activities of $359 million for the year ended December 31, 2020. The increase in cash provided by operating activities in 2021 corresponds to the significant increase in our earnings reflecting our recovery from the negative demand impact of the COVID-19 pandemic.

Cash provided by working capital components and other operating activities (accounts and notes receivable and inventories less accounts payable and accrued liabilities and other) was $67 million for the year ended December 31, 2021, compared with cash provided by working capital components and other operating activities of $69 million for the year ended December 31, 2020. Working capital components for the year ended December 31, 2021 primarily reflect $210 million of cash provided by accounts payable and accrued liabilities balances, including $77 million related to inventory purchased on the date of spin-off pursuant to the terms of the supply and offtake agreements between the Company and International Paper, and $19 million of cash provided by inventory. This activity was partially offset by $118 million of cash outflows related to accounts and notes receivable and $44 million of cash outflows related to other operating activities.

Investment Activities

The total cash inflow from investing activities for the year ended December 31, 2021 increased from the year ended December 31, 2020, primarily due to the impact of cash pooling arrangements with International Paper which were terminated prior to the spin-off.

The following table shows capital spending by business segment, which represents the most significant portion of our recurring investment activities.

In millions for the years ended December 31	2021	2020
Europe	$13	$15
Latin America	39	45
North America	24	15
Total	$76	$75

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. Capital spending was $76 million and $75 million for the years ended December 31, 2021 and 2020, respectively. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 53% and 49% for the years ended December 31, 2021 and 2020, respectively.

Financing Activities

Cash used in financing activities for the year ended December 31, 2021 primarily reflects the special payment of $1.5 billion we made to International Paper on September 29, 2021, as part of our separation from International Paper. We repaid $80 million, $40 million and $4 million on our revolving line of credit, Term Loan B and Term Loan F, respectively. Payments of debt issuance costs of $21 million and a $5 million discount on the debt were incurred in connection with our third-party debt transactions in the year ended December 31, 2021. Cash used in financing activities for the year ended December 31, 2020, primarily represented transactions between us and International Paper. These transactions are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include (i) constructive cash transfers from us to International Paper, (ii) cash transfers from International Paper to fund our requirements for working capital commitments and (iii) an allocation of International Paper’s corporate expenses.

Contractual Obligations

Contractual obligations for future payments at December 31, 2021 primarily relate to lease commitments, raw material purchase obligations, and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance lease obligations total $4 million in 2022, an average of $3 million from 2023 to 2026 and $13 million thereafter.
Purchase obligations for commercial commitments include inventory obligations to purchase raw materials, including starch, electricity, fuel oil, corrugated boxes, wood and Precipitated Calcium Carbonate (“PCC”). Our total estimated commercial commitments include $141 million in 2022, $68 million in 2023 and average $33 million annually from 2024 to 2026, with $30 million thereafter.

At December 31, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 8 Leases) by calendar year were as follows: 2022 - $20 million, $2023 - $30 million; 2024 - $50 million; 2025 - $51 million; 2026 - $51 million; thereafter - $1.2 billion.
As part of our separation from International Paper, the Company purchased inventory from certain mills of International Paper on October 1, 2021, pursuant to the terms of the supply and offtake agreements between the Company and International Paper. As a result of this inventory purchase, the Company recorded accounts payable to International Paper in the amount of $77 million which will be paid throughout the first six months of 2022.

Capital Expenditures
For the year ended December 31, 2021, we have invested approximately $76 million, or 2.2% of net sales in total capital expenditures. Over that period, we spent approximately $41 million, or 1.2% of net sales, in maintenance capital expenditures, and approximately $35 million, or 1.0% of net sales, in strategic capital expenditures and reforestation. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $130 to $150 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $18 million on cost reduction capital in 2022. As of the date of this report, the only major capital expenditure anticipated in the next three years is replacing the two recovery boilers at our Svetogorsk mill with one new recovery boiler, which we estimate will cost $220 million over that period. Approximately $15 million is expected to be spent in 2022, with the remainder estimated to be spent in 2023 and 2024.
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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for impairment or disposal of long-lived assets and goodwill, income taxes and commitments and contingencies.

Impairment of Long-Lived Assets and Goodwill

An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value and is recorded when the carrying amount is not recoverable through undiscounted cash flows from future operations or disposals. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, evaluation for possible impairment of goodwill is required annually. The amount and timing of any impairment charges based on these assessments may require the estimation of future cash flows or the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, various other projected operating economic factors and other intended uses of the assets. As these key factors change in future periods, the Company will update its impairment analysis to reflect its latest estimates and projections.
Our policy around goodwill impairment testing permits us to perform a qualitative assessment before performing the quantitative goodwill impairment test. If a qualitative assessment is performed, an entity is not required to perform the quantitative goodwill impairment test unless the entity determines that, based on that qualitative assessment, it is more likely than not that its fair value is less than its carrying value.
The Company performed annual testing of its reporting units for possible impairments by performing a qualitative impairment assessment for each of its reporting units as of October 1, 2021. Based upon this analysis, we concluded that it is not more likely than not that the fair value of any of the reporting units is less than its carrying value.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2021.

No goodwill impairment charges were recorded in 2021, 2020 or 2019.

Income Taxes

The Company was included in the consolidated tax returns of International Paper prior to the spin-off on October 1, 2021. Accordingly, for the periods prior to the spin-off, we calculated the provision for income taxes by using a separate-return method. Under this method, we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss and paying the applicable tax to or receiving the appropriate refund from International Paper. We provided deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assessed the need for a valuation allowance on the basis of our projected separate-return results. Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) International Paper for tax expense is treated as either dividends or capital contributions.

For periods subsequent to the spin-off, we calculate the provision for income taxes for Sylvamo Corporation on a standalone basis. Tax attributes which were recognized under the separate return method but not conveyed to the Company were released through an adjustment to parent company investment effective on the spin-off date.
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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations.
We record uncertain tax positions in accordance with ASC 740. Significant judgment is required in evaluating the need for and magnitude of appropriate uncertain tax positions. We estimate uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts.

Commitments and Contingent Liabilities

Accruals for contingent liabilities, including personal injury, product liability, environmental, asbestos, value-added tax and other legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for value-added tax and other legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. Liabilities for asbestos-related matters require review of recent and historical claims data. The Company utilizes its in-house legal and environmental experts to develop estimates of its legal, environmental and asbestos obligations, supplemented as needed by third-party specialists to analyze its most complex contingent liabilities.
RECENT ACCOUNTING DEVELOPMENTS
See Note 3 Recent Accounting Developments in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

FOREIGN CURRENCY EFFECTS
The Company has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the countries in which we operate due to the local currency pricing of products. The currencies that have the most impact are the Euro, the Brazilian real, and the Russian ruble.

MARKET RISK

We use financial instruments, including fixed and variable rate debt for capital spending programs. We do not use financial instruments for trading purposes. Additionally, various derivative contracts are used to hedge exposures to interest rate and foreign currency risks.

Interest Rate Risk
Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2021, Sylvamo had floating rate debt of $947 million comprised of Term Loan F, Term Loan B and amounts drawn on the Revolving Credit Facility. At December 31, 2021, the applicable one-month LIBOR rate was 0.10%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $4 million at December 31, 2021. For more information about our term loans and Revolving Credit Facility, see Note 12 Long-Term Debt to our consolidated and combined financial statements included elsewhere in this Form 10-K
.
Foreign Currency Risk
The Company transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps or foreign exchange contracts. At December 31, 2021 and 2020, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $2 million liability and a $2 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $8 million and $7 million at December 31, 2021 and 2020.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part II, Item 7 of this Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated by reference into this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Sylvamo Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As disclosed in Note 2 to the consolidated and combined financial statements, prior to October 1, 2021, the accompanying financial statements were derived from the consolidated financial statements and accounting records of International Paper Company. These financial statements reflect the historical financial position, results of operations and cash flows of the Company for the periods prior to October 1, 2021, as the Company was historically managed within International Paper Company. The financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during the periods prior to October 1, 2021. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Brazil Deductibility of Goodwill Amortization – Uncertain Tax Position – Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company accounts for uncertain tax positions on the basis of a two‐step process in which management (1) determines whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more‐likely‐than‐not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Specialized skill and knowledge and significant judgment is often required to evaluate each uncertain tax position to determine whether the more likely than not recognition threshold has been met and, if met, to determine the largest amount of benefit greater than 50 percent likely of being realized upon settlement with the taxing authorities.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly‐owned subsidiary of the Company. The Company has determined this tax position meets the more likely than not threshold for recognition, and no liability for this uncertain tax position has been recorded as the Company has determined that the full benefit should be sustained based on Brazilian tax law.

We identified the Company’s accounting for this tax position as a critical audit matter because of the complexity of the Brazilian tax laws and regulations, the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the Company’s conclusion that its position will be sustained based on Brazilian tax law.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, the audit procedures we performed related to the Company’s conclusion that its position will be sustained based on Brazilian tax law included the following, among others:

•We read and evaluated management's documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax position.

•We tested the reasonableness of management's judgments regarding the future resolution of the uncertain tax position, including an evaluation of the technical merits of the uncertain tax position.

•We evaluated whether management has appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax position, including information gathered from inquiries of International Paper Company management regarding their intent to vigorously defend the tax position.

•We evaluated the reasonableness of management’s estimates by considering how Brazilian tax law, including statutes, regulations and case law, impacted management’s judgments. We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, measurement, and disclosure of the uncertain tax position.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2022

We have served as the Company's auditor since 2020.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2021	2020	2019
NET SALES	$3,502	$3,009	$4,017
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,298	2,101	2,638
Selling and administrative expenses	213	209	262
Depreciation, amortization and cost of timber harvested	143	154	192
Distribution expenses	363	321	393
Taxes other than payroll and income taxes	27	30	33
Restructuring and other charges, net	—	—	6
Interest (income) expense, net	(2)	(4)	(9)
INCOME (LOSS) BEFORE INCOME TAXES	460	198	502
Income tax provision (benefit)	129	28	125
NET INCOME (LOSS)	$331	$170	$377
BASIC EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$7.53	$3.85	$8.55
DILUTED EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$7.53	$3.85	$8.55
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2021	2020	2019
NET INCOME (LOSS)	$331	$170	$377
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement net loss	1	1	1
Pension and postretirement liability adjustments (less tax of $0, $1 and $3)	(3)	(5)	(7)
Change in cumulative foreign currency translation adjustment	(173)	(246)	(38)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $1, $13 and ($1))	(2)	(25)	1
Reclassification adjustment for (gains) losses included in net earnings (less tax of $0, ($12) and ($2))	(1)	24	5
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(178)	(251)	(38)
COMPREHENSIVE INCOME (LOSS)	$153	$(81)	$339
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED BALANCE SHEETS

In millions at December 31	2021	2020
ASSETS
Current Assets
Cash and temporary investments	$180	$95
Accounts and notes receivable (less allowances of $20 in 2021 and $30 in 2020)	490	621
Contract assets	29	24
Inventories	342	342
Other current assets	67	37
Total Current Assets	1,108	1,119
Plants, Properties and Equipment, net	885	974
Forestlands	278	293
Goodwill	132	143
Right of Use Assets	41	46
Deferred Charges and Other Assets	153	336
TOTAL ASSETS	$2,597	$2,911
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$445	$284
Notes payable and current maturities of long-term debt	42	4
Accrued payroll and benefits	51	68
Other current liabilities	220	134
Total Current Liabilities	758	490
Long-Term Debt	1,358	22
Deferred Income Taxes	169	170
Other Liabilities	130	117
Commitments and Contingent Liabilities (Note 11)
Equity
Parent company investment	—	3,592
Common stock $1.00 par value, 200.0 shares authorized, 43.9 shares issued and outstanding at December 31, 2021	44	—
Paid-in capital	4	—
Retained earnings	1,935	—
Accumulated other comprehensive loss	(1,801)	(1,480)
Total Equity	182	2,112
TOTAL LIABILITIES AND EQUITY	$2,597	$2,911
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In millions for the years ended December 31	2021	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$331	$170	$377
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation, amortization and cost of timber harvested	143	154	192
Deferred income tax provision (benefit), net	(6)	(49)	(7)
Stock-based compensation	14	15	19
Changes in operating assets and liabilities and other
Accounts and notes receivable	(118)	60	18
Inventories	19	71	(47)
Accounts payable and accrued liabilities	210	(46)	(5)
Other	(44)	(16)	(23)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	549	359	524
INVESTMENT ACTIVITIES
Invested in capital projects	(76)	(75)	(118)
Cash pool arrangements with Parent	202	(5)	(39)
Proceeds from sale of plants, properties and equipment	—	—	3
Other	1	1	(6)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	127	(79)	(160)
FINANCING ACTIVITIES
Net transfers (to) from Parent	(456)	(340)	(369)
Special payment to Parent	(1,520)	—	—
Issuance of debt	1,501	—	—
Reduction of debt	(130)	(10)	(18)
Other	16	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(589)	(350)	(387)
Effect of Exchange Rate Changes on Cash	(2)	30	(17)
Change in Cash and Temporary Investments	85	(40)	(40)
Cash and Temporary Investments
Beginning of the period	95	135	175
End of the period	$180	$95	$135
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, January 1, 2019	—	$—	$—	$—	$3,719	$(1,191)	$2,528
Net transfers (to) from Parent	—	—	—	—	(350)	—	(350)
Comprehensive income (loss)	—	—	—	—	377	(38)	339
Balance, December 31, 2019	—	—	—	—	3,746	(1,229)	2,517
Adoption of ASU 2016-13 expected credit losses on trade receivables and contract assets	—	—	—	—	1	—	1
Net transfers (to) from Parent	—	—	—	—	(325)	—	(325)
Comprehensive income (loss)	—	—	—	—	170	(251)	(81)
Balance, December 31, 2020	—	—	—	—	3,592	(1,480)	2,112
Net transfers (to) from Parent	—	—	—	—	(424)	(143)	(567)
Special payment to Parent	—	—	—	—	(1,520)	—	(1,520)
Reclassification of Parent company investment				1,917	(1,917)		—
Issuance of common stock at spin-off	44	44		(44)			—
Stock-based employee compensation	—	—	4	—	—	—	4
Comprehensive income (loss)	—	—	—	62	269	(178)	153
Balance, December 31, 2021	44	$44	$4	$1,935	$—	$(1,801)	$182
The accompanying notes are an integral part of these consolidated and combined financial statements.

Notes to Consolidated and Combined Financial Statements
NOTE 1 BACKGROUND AND SUMMARY OF BUSINESS
BACKGROUND
On December 3, 2020, International Paper Company (“International Paper“ or “Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in Europe, Latin America, and North America (collectively referred to herein as the “Company,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. On October 1, 2021, we settled the net parent investment and the spin-off was completed by a pro rata distribution to International Paper’s stockholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. Each holder of International Paper common stock received one share of our common stock for every 11 shares of International Paper common stock held at the close of business on September 15, 2021, the record date for the distribution. International Paper structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the spin-off, Sylvamo Corporation is now an independent public company trading on the New York Stock Exchange under the symbol “SLVM.”

Prior to the spin-off, we historically operated as part of International Paper and not as a standalone company. These consolidated and combined financial statements reflect the combined historical financial position, results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The consolidated and combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). The consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during all periods presented.

For the periods prior to the spin-off, the consolidated and combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the years ended 2021, 2020 and 2019 the Company was allocated approximately $120 million, $170 million and $210 million respectively, of such general corporate expenses, which were included within cost of products sold and selling and administrative expenses in the consolidated and combined statements of operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during these periods would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during these periods.

All intracompany transactions have been eliminated. Related party transactions between the Company and International Paper relating to general operating activities have been included in these consolidated and combined financial statements. These related party transactions historically settled in cash between the Company and International Paper have been reflected in the consolidated and combined balance sheets in “Accounts and notes receivable” or “Accounts payable” with the aggregate net effect of these related party transactions reflected in the consolidated and combined statements of cash flows as either “Accounts and notes receivable” or “Accounts payable and accrued liabilities” within operating activities.

The aggregate net effect of transactions with International Paper not settled in cash, including corporate allocations, has been reflected in the consolidated and combined balance sheets as “Parent company investment” and in the consolidated and combined statements of cash flows as “Net transfers (to) from Parent” within financing activities.

In addition, certain of the Company’s Europe locations participated in International Paper’s centralized cash pooling arrangement. Amounts due from the cash pool were generally settled on a daily basis and have been reflected in the consolidated and combined balance sheets as “Accounts and notes receivable” with the aggregate net activity between the Company and International Paper reflected in the consolidated and combined statements of cash flows as “Cash pool arrangements with Parent” within investing activities. Our participation in International Paper’s centralized cash pooling arrangements was terminated prior to September 30, 2021.

International Paper utilized a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been independent from International Paper for the periods prior to the completion of the spin-off. The cash and temporary investments held by International Paper at the corporate level were not specifically identifiable to the Company and therefore have not been reflected in the Company’s consolidated and combined balance sheets. Cash and temporary investments in the consolidated and combined balance sheets for the periods prior to the completion of the spin-off represent only cash and temporary investments held locally by the Company.

The consolidated and combined financial statements for the periods prior to the completion of the spin-off include certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 2029 Senior Notes and borrowings from our cash flow-based revolving credit facility. The proceeds of the debt were used primarily to fund a $1.5 billion special payment to International Paper on September 29, 2021 and pay related fees and expenses.

The Company operates on a calendar year-end.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. At the current time all of our facilities are open and operating. Demand for printing papers products, which account for the majority of our net sales, initially was significantly reduced by the pandemic, but has seen a steady increase over 2021. Our operations have continued to experience higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

NOTE 2 BASIS OF CONSOLIDATION AND COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION AND COMBINATION

Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of the Company for the period after the spin-off (“consolidated”) in combination with amounts and disclosures that have been derived from the consolidated financial statements and accounting records of International Paper for the periods prior to the spin-off (“combined”). Any references to our financial statements, financial data and operating data refer to our accompanying consolidated and combined financial statements unless otherwise noted.

USE OF ESTIMATES

In preparing the consolidated and combined financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results may differ from those estimates.

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

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period of the asset the Company would recognize is one year or less, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 4 for further details.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 7 for further details.

SHIPPING AND HANDLING COSTS

Shipping and handling costs, such as freight to customers’ destinations, are included in distribution expenses in the consolidated and combined statements of operations.

INVENTORIES

Inventories are valued at the lower of cost or market value and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods. See Note 7 for further details.

LEASED ASSETS

Operating lease right of use (“ROU”) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases may include options to extend the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases are primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements are primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company’s leases. See Note 8 for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for the mills, and the straight-line method is used for other plants and equipment. See Note 7 for further details.

GOODWILL
Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the

Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 9 for further discussion.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of operational alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use of the long-lived assets generated by their use. Impaired assets are written-down to their estimated fair value. See Note 9 for further discussion.

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

The Company also serves as the sponsor of certain direct defined benefit pension and postretirement plans in Brazil and the United Kingdom, which the Company accounts for using the single-employer method, with the net funded status of these plans recorded as an asset or liability in the consolidated and combined balance sheets. See Note 13 for additional disclosures regarding retirement benefits.

INCOME TAXES

The Company was included in the foreign and domestic tax returns of International Paper until its separation from International Paper on October 1, 2021. For the periods prior to the spin-off, we calculated the provision for income taxes by using a separate-return method. Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) International Paper for tax expense is treated as either dividends or capital contributions.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets are recognized to the extent that we believe that these assets are more likely than not to be realized.

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

While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts. See Note 10 for further discussion.

TRANSLATION OF FINANCIAL STATEMENTS

Balance sheets of international operations are translated into U.S. dollars at period-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) (“AOCI”).

NOTE 3 RECENT ACCOUNTING DEVELOPMENTS
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2022. We will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our consolidated and combined financial statements.

NOTE 4 REVENUE RECOGNITION

EXTERNAL NET SALES BY PRODUCT

External net sales by major products were as follows:

In millions	2021	2020	2019
Europe
Uncoated Papers	$753	$666	$850
Coated Paperboard / Other	106	98	97
Market Pulp	163	131	149
Europe	1,022	895	1,096
Latin America
Uncoated Papers	732	579	920
Market Pulp	37	53	49
Latin America	769	632	969
North America
Uncoated Papers	1,643	1,428	1,912
Market Pulp	68	54	40
North America	1,711	1,482	1,952
Total	$3,502	$3,009	$4,017
REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $17 million and $11 million are included in current liabilities in the accompanying consolidated and combined balance sheets as of December 31, 2021 and 2020, respectively.
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

PERFORMANCE OBLIGATIONS AND SIGNIFICANT JUDGEMENTS

The Company’s principal business is to manufacture and sell uncoated freesheet papers, along with coated paperboard and pulp. As a general rule, none of our businesses provide equipment installation or other ancillary services outside of producing and shipping paper goods to customers.

The nature of the Company’s contracts can vary based on the business, customer type, and region; however, in all instances it is the Company’s customary business practice to receive a valid purchase order from the customer, in which each party’s rights and related payment terms are clearly identifiable.

Contracts or purchase orders with customers could include a single type of product or it could include multiple types/grades of products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. The Company does not bundle prices; however, we do negotiate with customers on pricing and rebates for the same products based on a variety of factors (e.g. level of contractual volume, geographical location, etc.). Management has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the consolidated and combined financial statements:

In millions	2021		2020	2019
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(48)		$(44)	$(38)
Other comprehensive income (loss) before reclassifications	(3)		(5)	(7)
Pension plan transfer from Parent	(30)		—	—
Amounts reclassified from accumulated other comprehensive income	1		1	1
Balance at end of period	(80)		(48)	(44)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,433)		(1,187)	(1,149)
Transfer from Parent	(113)	(a)	—	—
Other comprehensive income (loss) before reclassifications	(173)	(a)	(246)	(38)
Balance at end of period	(1,719)		(1,433)	(1,187)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	1		2	(4)
Other comprehensive income (loss) before reclassifications	(2)		(25)	1
Amounts reclassified from accumulated other comprehensive income	(1)		24	5
Balance at end of period	(2)		1	2
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,801)		$(1,480)	$(1,229)
(a)    These amounts include out of period corrections to record certain cumulative translation adjustment balances allocated to us from International Paper with an offsetting increase to Parent company investment. The corrections consist of a $(113) million adjustment pertaining to our opening balance sheet and a net adjustment of $(87) million to appropriately record subsequent cumulative translation adjustment (losses) gains pertaining to the years ended December 31, 2020, 2019 and 2018 in the amounts of $(42) million, $21 million and $(66) million, respectively. These amounts were determined to be immaterial to the current and prior periods.

NOTE 6 EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted earnings per share by applying the treasury stock method.

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

These financial statements are prepared on the basis that, at the date of distribution of Sylvamo common stock by International Paper to its shareholders on October 1, 2021, Sylvamo had 43,949,277 total shares of common stock outstanding. The calculation of pro forma earnings per share for each period presented utilizes the number of shares of common stock outstanding at the date of distribution as the basis for the calculation of the weighted average number of shares of common stock outstanding for periods prior to the spinoff because, at that time, Sylvamo did not operate as a separate, stand-alone entity, and no shares or equity-based awards were outstanding prior to the date of distribution. This share count reflects a change from the prior period to reflect an immaterial adjustment to the number of outstanding shares of common stock held by International Paper on the spin-off record date.

Basic and diluted earnings per share are calculated as follows:

In millions, except per share amounts	2021	2020	2019
Net income (loss)	$331	$170	$377
Weighted average common shares outstanding	44	44	44
Effect of dilutive securities	—	—	—
Weighted average common shares outstanding - assuming dilution	44	44	44
Earnings per share - basic and diluted	$7.53	$3.85	$8.55
NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three months maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $78 million and $36 million as of December 31, 2021 and 2020, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions as of December 31	2021	2020
Accounts and notes receivable:
Trade	$472	$398
Due from Parent cash pool	—	202
Notes and other	18	21
Total	$490	$621

Accounts and notes receivable are recognized net of the allowance for expected credit losses. The allowance for expected credit losses reflects the best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, expectations for future economic conditions through the use of macroeconomic data and other available evidence. The allowance for expected credit losses was $20 million and $30 million at December 31, 2021 and December 31, 2020, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.
INVENTORIES

In millions as of December 31	2021	2020
Raw materials	$49	$50
Finished paper and pulp products	189	171
Operating supplies	95	102
Other	9	19
Total	$342	$342

The last-in, first-out inventory method is used to value most of the Company’s U.S. inventories. Approximately 63% of total raw materials and finished paper and pulp product inventories were valued using this method. The last-in, first-out inventory reserve was $43 million and $108 million as of December 31, 2021 and 2020, respectively.
PLANTS, PROPERTIES AND EQUIPMENT, NET

In millions as of December 31	2021	2020
Land	$9	$9
Buildings	386	408
Machinery	4,212	4,299
Construction in progress	33	23
Capital leases	42	43
Gross cost	4,682	4,782
Less: Accumulated depreciation	3,797	3,808
Plants, Properties and Equipment, net	$885	$974
Non-cash additions to plants, property and equipment included within accounts payable were $6 million, $11 million and $13 million as of December 31, 2021, 2020 and 2019, respectively.
Annual straight-line depreciable lives generally are, for buildings – 20 to 40 years, and for machinery and equipment – 3 to 20 years. Depreciation expense was $141 million, $152 million and $190 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $10 million, $1 million and $2 million were made during the years ended December 31, 2021, 2020 and 2019, respectively.

Amounts related to interest were as follows:

In millions	2021	2020	2019
Interest expense	$32	$4	$5
Interest income	(33)	(8)	(13)
Capitalized interest costs	(1)	—	(1)

ASSET RETIREMENT OBLIGATIONS

At December 31, 2021 and 2020, we had recorded liabilities of $27 million and $20 million, respectively related to asset retirement obligations. These amounts are included in “Other liabilities” in the accompanying consolidated and combined balance sheets.
NOTE 8 LEASES
The Company leases various real estate, including warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years.

COMPONENTS OF LEASE EXPENSE

In millions	2021	2020	2019
Operating lease costs	$11	$10	$10
Variable lease costs	20	16	20
Short-term lease costs	7	1	2
Finance lease cost
Amortization of right-of-use assets	4	4	2
Interest on lease liabilities	1	1	1
Total lease cost, net	$43	$32	$35
SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2021	2020
Assets
Operating lease assets	Right of use assets	$41	$46
Finance lease assets	Plants, properties, and equipment, net (a)	29	33
Total leased assets		$70	$79
Liabilities
Current
Operating	Other current liabilities	$16	$14
Finance	Notes payable and current maturities of long-term debt	4	2
Noncurrent
Operating	Other Liabilities	26	32
Finance	Long-term debt	18	21
Total lease liabilities		$64	$69
(a)Finance leases are recorded net of accumulated amortization of $13 million and $10 million as of December 31, 2021 and 2020, respectively.
LEASE TERM AND DISCOUNT RATE

	2021	2020
Weighted average remaining lease term (years)
Operating leases	3.5 years	4.2 years
Finance leases	6.8 years	10.9 years
Weighted average discount rate
Operating leases	1.48%	2.70%
Finance leases	3.65%	4.81%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$11	$11
Operating cash flows related to financing leases	1	1
Financing cash flows related to finance leases	4	3
Right of use assets obtained in exchange for lease liabilities
Operating leases	32	16
Finance leases	1	4

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2022	$17	$4	$21
2023	12	4	16
2024	7	2	9
2025	3	2	5
2026	2	2	4
Thereafter	3	13	16
Total lease payments	44	27	71
Less: imputed interest	2	5	7
Present value of lease liabilities	$42	$22	$64
NOTE 9 GOODWILL AND OTHER INTANGIBLES
GOODWILL
There were no impairment charges related to goodwill for the years ended December 31, 2021, 2020 and 2019.
The following table presents changes in the goodwill balance as allocated to each business segment:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2019
Goodwill	$29	$155	$—	$184
Accumulated impairment losses	(5)	—	—	(5)
	24	155	—	179
Currency translation and other (a)	(2)	(34)	—	(36)
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2020
Goodwill	27	121	—	148
Accumulated impairment losses	(5)	—	—	(5)
	22	121	—	143

Currency translation and other (a)	(2)	(9)	—	(11)
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2021
Goodwill	25	112	—	137
Accumulated impairment losses	(5)	—	—	(5)
Total	$20	$112	$—	$132
(a)Represents the effects of foreign currency translations and reclassifications.
The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its Europe and Latin America reporting units as of October 1, 2021. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units under the qualitative assessment for the reporting units listed above. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of its Europe and Latin America reporting units were less than their carrying values.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2021.

OTHER INTANGIBLES
Identifiable intangible assets comprised the following:

	2021			2020
In millions as of December 31,	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(48)	$8	$60	$(49)	$11
Software	3	(2)	1	3	(2)	1
Other	4	(4)	—	4	(4)	—
Total	$63	$(54)	$9	$67	$(55)	$12
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2021	2020	2019
Amortization expense related to intangible assets	$2	$2	$3
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2022 – $2 million, 2023 – $2 million, 2024 – $2 million, 2025 – $2 million, 2026 - $1 million and cumulatively thereafter – $0 million.
NOTE 10 INCOME TAXES
The components of the Company’s income (loss) before income taxes by taxing jurisdiction were as follows:

In millions	2021	2020	2019
U.S.	$80	$10	$145
Non-U.S.	380	188	357
Income (loss) before income taxes	$460	$198	$502
Income tax provision (benefit) by taxing jurisdictions was as follows:

In millions	2021	2020	2019
Current tax provision (benefit)
U.S. federal	$26	$(4)	$36
U.S. state and local	5	2	8
Non-U.S.	104	77	88
	$135	$75	$132

Deferred tax provision (benefit)
U.S. federal	$(3)	$(4)	$(4)
U.S. state and local	(1)	(1)	(2)
Non-U.S.	(2)	(42)	(1)
	$(6)	$(47)	$(7)
Income tax provision (benefit)	$129	$28	$125

A reconciliation of income taxes using the statutory U.S. income tax rate of 21% compared to the reported income tax provision (benefit) is summarized as follows:

In millions	2021	2020	2019
Income (loss) before income taxes	$460	$198	$502
Statutory U.S. income tax rate	21%	21%	21%
Income taxes using the statutory U.S. income tax rate	96	42	105
State and local income taxes	5	1	5
Impact of rate differential on non-U.S. permanent differences and earnings	28	(5)	12
Tax audits	—	(10)	—
US tax on non-U.S. earnings (GILTI and Subpart F)	—	1	4
Other, net	—	(1)	(1)
Income tax provision (benefit)	$129	$28	$125
Effective income tax rate	28%	14%	25%
The components of deferred income tax assets and liabilities are as follows:

In millions	2021	2020
Deferred income tax assets:
Net operating and capital loss carryforwards	$22	$27
Accrued payroll and benefits	25	9
Lease liabilities	6	10
Tax credits	4	35
Other	40	64
Gross deferred income tax assets	$97	$145
Less: valuation allowance	(9)	(35)
Net deferred income tax asset	$88	$110
Deferred income tax liabilities:
Intangibles	$(37)	$(45)
Right of use assets	(6)	(10)
Deferred foreign income	(40)	(35)
Plants, properties and equipment	(92)	(106)
Forestlands	(45)	(49)
Gross deferred income tax liabilities	$(220)	$(245)
Net deferred income tax liability	$(132)	$(135)

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2021, a valuation allowance of $9 million has been recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance in 2021 is primarily attributable to French deferred assets that cannot be realized, while the valuation allowance in 2020 is primarily attributable to unrealizable state tax credits which were recognized under the separate return method but which remained with the Parent at spin-off.

The Company made income tax payments, net of refunds, of $10 million during the fourth quarter of 2021. Prior to the spin-off, all income tax payments and refunds were paid and received by International Paper on our behalf.

The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In millions	2021	2020	2019
Balance at January 1	$(18)	$(28)	$(29)
(Additions) reductions for tax positions related to current year	(2)	(1)	—
Reductions for tax positions related to prior years	—	11	—
Transfer of tax positions related to prior years to Parent	17	—	—
Expiration of statutes of limitations	—	—	1
Balance at December 31	$(3)	$(18)	$(28)

Included in the balance of unrecognized tax benefits as of December 31, 2021, December 31, 2020 and December 31, 2019 are $3 million, $18 million and $28 million, respectively, of tax benefits that if recognized would affect the effective tax rate. The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. During 2021, we accrued interest of $1 million, and as of December 31, 2021, recognized a liability for interest of $2 million. During 2020, we did not accrue any interest, and as of December 31, 2020, recognized a liability related to the unrecognized tax benefits noted above for interest of $2 million. During 2019, we accrued interest of $200,000, and as of December 31, 2019, recognized a liability for interest of $3 million.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $106 million in tax and $351 million in interest, penalties and fees as of December 31, 2021 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

Pursuant to the terms of the Tax Matters Agreement, International Paper will pay 60%, and Sylvamo will pay 40% on up to $300 million of any assessment related to this matter, and International Paper will pay all amounts of the assessment over $300 million. Also in connection with this agreement, all decisions concerning the conduct of the litigation related to this matter, including strategy settlement, pursuit and abandonment, will continue to be made by International Paper, which is vigorously defending Sylvamo Brasil’s historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
The following details the scheduled expiration dates of the Company’s December 31, 2021 net operating loss and income tax credit carryforwards:

In millions	Indefinite	Total
Non-U.S. NOLs	$22	$22
Less: valuation allowance	(6)	(6)
Total, net	$16	$16
NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES
ENVIRONMENTAL AND LEGAL PROCEEDINGS
The Company is subject to environmental remediation laws and regulations in the countries in which we operate. Remediation costs are recorded in the consolidated and combined financial statements when they become probable and reasonably estimable. The Company has estimated the probable liability associated with these environmental remediation matters to be approximately $16 million in the aggregate as of December 31, 2021.

In 2018, the Company discovered and voluntarily disclosed to the Russian environmental agency, Rosprirodnadzor (“RPN”) the presence of mercury contamination in sediment in a river tributary that traverses the Company’s mill property in Svetogorsk,

Russia, and the authorities initiated an investigation. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020. The Company is presently remediating soil and groundwater contamination associated with the old chlor-alkali plant. The Company has estimated the probable liability associated with this environmental matter to be $12 million as of December 31, 2021.

Subsequent to December 31, 2021, the Company received from RPN a damage claim in the amount of approximately $9 million relating to continued mercury discharges into the river in 2019 from the contaminated sediment at the Svetogorsk mill site. The damage claim also alleged discharge of aluminum and lignin in 2019. The Company intends to dispute and defend against this claim. The Company will record a charge of approximately $1 million in the first quarter of 2022 for the portion of the claim that is estimable and probable. The Company is having expert sampling and testing conducted for the presence of the claimed pollutants in the area of the river at issue. The Company will reassess the amount to reserve for the claim when the test results become available.

TAXES OTHER THAN PAYROLL TAXES
In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (“VAT”) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us, we have determined an estimated refund was probable of being realized. Until March 31, 2021, we had recognized a receivable of $11 million based upon the Brazilian authorities’ narrow interpretation. On May 13, 2021 the Brazilian Federal Supreme Court ruled again on the case. This ruling provided a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million in cost of products sold and income of $28 million in interest (income) expense, net in the accompanying audited consolidated and combined statement of operations. A portion of this receivable has been consumed by offsetting various taxes payable. After giving effect to this offset, the ending balance of the total receivable is $35 million as of December 31, 2021. The VAT matter has been fully resolved, and no further ruling by either the Brazilian Supreme Court nor the Brazilian tax authorities is expected.

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

We have other open tax matters awaiting resolution in Brazil, which are at various stages of review in various administrative and judicial proceedings. We routinely assess these tax matters for materiality and probability of loss or gain, and appropriate amounts have been recorded in our financial statements for any open items where the risk of loss is deemed probable. We currently do not consider any of these other tax matters to be material individually. However, it is reasonably possible that settlement of any of these matters concurrently could result in a material loss or that over time a matter could become material, for example, if interest were accruing on the amount at issue for a significant period of time. Also, future exchange rate fluctuations could be unfavorable to the U.S. dollar and significant enough to cause an open matter to become material. The expected timing for resolution of these open matters ranges from one year to 10 years.

GENERAL

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, taxes (including VAT), personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, and other matters, some of which allege substantial monetary damages. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters, including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters, could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

NOTE 12 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior

Notes. The proceeds of the debt were directly attributed to the Company and as such are reflected as long-term debt in the accompanying consolidated and combined balance sheet.

In addition to the debt noted above, the Company has the ability to access a five-year cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”). As of December 31, 2021, the Company had a $20 million outstanding balance on the Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is recorded within notes payable and current maturities of long-term debt in the consolidated and combined balance sheet.

Long-term debt is summarized in the following table:

In millions as of December 31	2021	2020
Term Loan F - due 2027 (a)	$512	$—
Term Loan B - due 2028 (b)	401	—
7% Senior Notes - due 2029 (c)	443	—
Other	22	22
Less: current portion	(20)	—
Total	$1,358	$22

(a) As of December 31, 2021, presented net of $5 million in unamortized debt issuance costs.
(b) As of December 31, 2021, presented net of $5 million in unamortized debt issuance costs and $4 million in unamortized original issue discount paid.
(c) As of December 31, 2021, presented net of $7 million in unamortized debt issuance costs.

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F, Term Loan B and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries. The interest rates applicable to the Term Loan F, Term Loan B and revolving credit facility are based on a fluctuating rate of interest measured by reference to LIBOR plus a fixed percentage of 1.90%, 4.50% and 1.75%, respectively, payable monthly, with a LIBOR floor of 0.00% for the Term Loan F and Revolving Credit Facility and 0.50% floor for the Term Loan B.

We expect to receive interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions of 95 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 1.05% as of December 31, 2021.

In the fourth quarter of 2021 in connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to LIBOR and the fixed interest rate per notional amount ranging from 1.05% to 1.40%. As of December 31, 2021, the fair value of these interest rate swaps was immaterial.

The Company is subject to certain covenants limiting, among other things, the ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s or its subsidiaries’ capital stock or make investments or other restricted payments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with its affiliates.

With respect to the Revolving Credit Facility and Term Loan F Facility, the Company is required to comply with a minimum consolidated interest charge coverage ratio of 3.00 to 1.00 and a maximum consolidated total leverage ratio of 4.25 to 1.00, stepping down to 4.00 to 1.00 following the third quarter of 2022, and with a further step down to 3.50 to 1.00 on and after September 13, 2023, if and so long as certain conditions remain unsatisfied that relate to the Company’s potential liability in connection with the Brazil Tax Dispute. In addition, until certain conditions related to the Company’s potential liability in connection with the Brazil Tax Dispute have been satisfied, the Company’s ability to make certain restricted payments will be capped at an annual amount equal to $25 million, which amount shall be increased to $50 million in any calendar year if the Company’s pro forma consolidated total leverage ratio is below 2.50 to 1.00 and $75 million in any calendar year if the Company’s pro forma consolidated total leverage ratio is below 2.00 to 1.00.

The fair market value of total debt was approximately $1.4 billion at December 31, 2021.

At December 31, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 8 Leases) by calendar year were as follows over the next five years: 2022 - $20 million, $2023 - $30 million; 2024 - $50 million; 2025 - $51 million; 2026 - $51 million; and thereafter - $1.2 billion.
NOTE 13 RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
DEFINED BENEFIT PENSION PLANS
Certain of the Company’s employees participated in defined benefit pension plans sponsored by International Paper through August 31, 2021, which included participants of other International Paper operations, that were accounted for by International Paper in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for Company employees was allocated to the Company based upon a percent of salaries and reported in the consolidated and combined statements of operations, and the Company did not record an asset or liability to recognize the funded or unfunded status of the Plans. The service and non-service cost components of net periodic pension expense for these employees is recorded within cost of products sold and selling and administrative expenses in the consolidated and combined statements of operations.

As part of our separation from International Paper, the Company established and sponsored pension plans for the benefit of the Company’s employees. Pension assets and obligations relating to the employees of the Company that participated in plans sponsored by International Paper were transferred into pension plans sponsored by the Company. The Company is accounting for these plans as direct to the Company beginning on September 1, 2021. The assets and liabilities were remeasured on September 1, 2021 and all balances related to plans sponsored by the Company are reflected in deferred charges and other assets and other liabilities in the consolidated and combined balance sheet.

In addition, the Company has sponsored and maintained certain defined benefit pension plans for participating employees in the United Kingdom and Brazil. The Company’s participation in these plans have been accounted for using the single-employer method in all periods presented. All balances related to these plans are reflected in deferred charges and other assets and other liabilities in the consolidated and combined balance sheet.

U.S. PENSION PLAN

The Sylvamo defined benefit pension plan was transferred with a projected benefit obligation (“PBO”) and assets of approximately $261 million and $253 million, respectively, as of September 1, 2021. As of December 31, 2021, the defined benefit pension plan is 95% funded, with a PBO and assets of approximately $263 million and $250 million, respectively. The plan net unfunded obligation has been recorded in other liabilities in the consolidated and combined balance sheet.

INTERNATIONAL PLANS

As part of the separation, International Paper transferred certain international pension plans in Belgium, France and Poland to the Company for the Company’s active employees participating in these plans. As of December 31, 2021, the net unfunded pension liability for these plans was $12 million, comprised of a PBO of $16 million and assets of $4 million. The plan net unfunded obligation has been recorded in other liabilities in the consolidated and combined balance sheet.

The defined benefit pension plans in the UK and Brazil were accounted for as single-employer plans in all periods presented. As of December 31, 2021, the net pension asset was $9 million, comprised of a PBO of $168 million and assets of $177 million. The net pension asset for these plans has been recorded in deferred charges and other assets in the consolidated and combined balance sheet.

As the Brazil and UK defined benefit pension plans were accounted for as single-employer plans in all periods presented, the following tables reflect balances related to those plans for the full twelve-month period in 2019, 2020, and 2021. However, all other defined benefit pension plan balances and costs are reflected as direct to the employer as of September 1, 2021. The transfer of these balances is shown within pension plan transfer from Parent, and the changes in the projected benefit obligation and pension assets reflect only four months of net periodic pension expense for those plans which were not single-employer throughout all periods presented.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets and the plans’ funded status. The transfer of the PBO and assets which were accounted for as multi-employer until October 1, 2021, are reflected within the Pension plan transfer from Parent line below, and three months of activity after the spin-off date is reflected within the table for 2021.

In millions	2021	2020
Change in projected benefit obligation:
Benefit obligation, January 1	$171	$165
Pension plan transfer from Parent	287	—
Service cost	2	1
Interest cost	6	4
Actuarial loss (gain)	—	7
Benefits paid	(5)	(5)
Expenses paid from assets	(1)	—
Effect of foreign currency exchange rate movements	2	(1)
Benefit obligation, December 31	$462	$171

Change in plan assets:
Fair value of plan assets, January 1	$171	$163
Pension plan transfer from Parent	252	—
Actual return on plan assets	2	11
Company contributions	10	4
Benefits paid	(5)	(5)
Expenses paid from assets	(1)	—
Effect of foreign currency exchange rate movements	2	(2)
Fair value of plan assets, December 31	$431	$171
Funded status, December 31	$(31)	$—
Amounts recognized in the consolidated and combined balance sheets:
Non-current asset	$8	$5
Non-current liability	(39)	(5)
	$(31)	$—
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net prior service cost	$2	$—
Net actuarial loss	106	63
	$108	$63
The following table summarizes obligation and asset information:

In millions as of December 31	2021	2020
Projected benefit obligation	$462	$171
Accumulated benefit obligation	446	168
Fair value of plan assets	431	171

NET PERIODIC PENSION EXPENSE

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

Net periodic pension expense comprised the following:

In millions	2021	2020	2019
Service cost	$2	$1	$1
Interest cost	6	4	5
Expected return on plan assets	(11)	(8)	(9)
Actuarial loss (gain)	2	1	1
Net periodic pension expense (benefit)	$(1)	$(2)	$(2)

The components of net periodic pension expense are included in cost of products sold and selling and administrative expenses in the consolidated and combined statements of operations.

ASSUMPTIONS

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2021 is also the discount rate used to determine net pension expense for the 2022 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2021	2020	2019
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.79%	2.27%	2.80%
Rate of compensation increase	3.36%	3.54%	3.39%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	2.79%	2.76%	4.23%
Expected long-term rate of return on plan assets	5.38%	4.84%	6.59%
Rate of compensation increase	2.85%	3.42%	3.63%
PLAN ASSETS
The plans maintain a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. The target allocations for each asset class in 2021 included 25% in equity securities, 70% in debt securities and 5% in other investment types. Each category of investments is diversified and comprised of the following:

•Equity investments - developed market and emerging market equity securities primarily held in mutual funds
•Debt securities - corporate bonds and government securities, both primarily held within common collective trusts and index funds
•Other investments - represents primarily mark-to-market derivatives, cash and cash equivalents and private equity-like investments.

The fair values of Sylvamo’s pension plan assets at December 31, 2020 for the direct plans consisted primarily of diversified investment funds classified as Level 2 assets. The fair value of pension plan assets at December 31, 2021 by asset class are shown below for the material plans which include the U.S. and U.K. pension plans.

Fair Value Measurement at December 31, 2021
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Cash and cash equivalents	$17	$17	$—	$—
Equities - developed markets	88	—	88	—
Equities - emerging markets	8	—	8	—
Government securities	59	23	36	—
Corporate bonds	137	—	137	—
Other fixed income securities	91	—	91	—
Derivatives	2	1	1	—
Other	4	—	4	—
Total Investments	$406	$41	$365	$—

FUNDING AND CASH FLOWS

The Company’s funding policy for the pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Generally, the non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2021, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2022	$6
2023	7
2024	9
2025	11
2026	13
2027-2031	96

OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s Brazilian employees are eligible for retiree health care and life insurance benefits. The accumulated benefit obligation for this plan as of December 31, 2021 and 2020 was $8 million and $17 million, respectively, which is recorded within other liabilities in the consolidated and combined balance sheets. The year over year change in the accumulated benefit obligation is primarily due to certain retirees electing not to participate in the plan, resulting in an experience gain.

DEFERRED COMPENSATION AND NON-QUALIFIED PENSION PLAN

As part of our separation from International Paper and pursuant to the Employee Matters Agreement between us and International Paper, we have assumed responsibility for certain deferred compensation and non-qualified pension plan balances related to our employees. These employees previously participated in plans sponsored by International Paper. As our employees become eligible for and these benefits are paid, we will be reimbursed by International Paper. We have recorded a receivable of $24 million reflected within deferred charges and other assets of our consolidated and combined balance sheet as of December 31, 2021 related to the plans. The deferred compensation savings plan liability of $18 million as of December 31, 2021 is recorded within accounts payable in the combined balance sheet. The non-qualified pension plan is included within the pension obligation and funded status presented above, and the liability is recorded in other liabilities in the combined balance sheet.
NOTE 14 INCENTIVE PLANS
International Paper had an Incentive Compensation Plan (“ICP”) prior to the spin-off. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper (the “Committee”) that administers the ICP. Stock-based compensation expense in prior years and until the spin-off on October 1, 2021, includes expense attributable to us based on the awards and terms previously granted to our employees and an allocation of International Paper’s corporate and shared functional expenses.
Adopted subsequent to the spin-off, Sylvamo’s Long-Term Incentive Plan (“LTIP”) grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including stock options and restricted stock units. The equity and incentive plan has a maximum shares reserve for the grant of 4,410,725 shares. On October 15, 2021, Sylvamo granted 664,569 restricted stock units to our employees, some of who previously participated in incentive compensation plans sponsored by International Paper. As of December 31, 2021, 3,746,156 shares remain available for future grants.
The following summarizes restricted stock unit activity for employees for the period from the October 1, 2021 date of spin-off through December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of October 1, 2021	—	—
Granted	664,569	28.51
Shares issued	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	664,569	$28.51

Total stock-based compensation cost and the associated income tax benefits recognized by the Company in the consolidated and combined statements of operations were as follows:

In millions	2021	2020	2019
Total stock-based compensation expense (included in selling and administrative expense)	$14	$15	$19
Income tax benefit (expense) related to stock-based compensation	$3	$1	$1
As of December 31, 2021, $14 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.1 years.
NOTE 15 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
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

INFORMATION BY BUSINESS SEGMENT
Net Sales

In millions	2021	2020	2019
Europe	$1,040	$921	$1,122
Latin America	786	632	969
North America	1,718	1,490	1,996
Corporate and Intersegment Sales	(42)	(34)	(70)
Net Sales	$3,502	$3,009	$4,017
Operating Profit

In millions	2021	2020	2019
Europe	$98	$77	$140
Latin America	195	84	158
North America	136	43	200
Business Segment Operating Profit	$429	$204	$498
Income (loss) before income taxes	$460	$198	$502
Interest (income) expense, net	(2)	(4)	(9)
Corporate special items, net	5	—	—
Restructuring and other charges, net	—	—	6
Other special items, net	(34)	10	(1)
Business Segment Operating Profit	$429	$204	$498
Other Special Items, Net

In millions	2021	2020	2019
Europe	$—	$11	$—
Latin America	(35)	(2)	(3)
North America	1	1	2
Other special items, Net	$(34)	$10	$(1)
Assets

In millions as of December 31	2021	2020
Europe	$538	$987
Latin America	1,034	1,091
North America	868	931
Corporate and Other	157	(98)
Assets	$2,597	$2,911
Capital Spending

In millions	2021	2020	2019
Europe	$13	$15	$21
Latin America	39	45	61
North America	24	15	36
Capital Spending	$76	$75	$118

Depreciation, Amortization and Cost of Timber Harvested

In millions	2021	2020	2019
Europe	$35	$38	$40
Latin America	58	66	96
North America	50	50	56
Depreciation, Amortization and Cost of Timber Harvested	$143	$154	$192
INFORMATION BY GEOGRAPHIC AREA

External Net Sales (a)

In millions	2021	2020	2019
United States	$1,718	$1,490	$1,996
Brazil	734	576	886
Russia	553	502	603
Europe, other than Russia	487	419	519
Americas, other than United States and Brazil	52	56	83
Corporate and Intersegment Sales	(42)	(34)	(70)
Net Sales	$3,502	$3,009	$4,017
(a)Net sales are attributed to countries based on the location of the seller.
Long-Lived Assets

In millions as of December 31	2021	2020
United States	$413	$436
Brazil	546	601
Russia	118	133
Europe, other than Russia	86	97
Long-lived Assets	$1,163	$1,267
NOTE 16 RELATED PARTY TRANSACTIONS
The following discussion summarizes activity between the Company and International Paper.

ALLOCATION OF GENERAL CORPORATE EXPENSES

The consolidated and combined statements of operations include expenses for certain centralized functions and other programs provided and administered by International Paper that were charged directly to the Company. In addition, for purposes of preparing these consolidated and combined financial statements for periods prior to the spin-off on a carve-out basis, we have been allocated a portion of International Paper’s total corporate expense. See Note 1 Background and Summary of Business for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.

RELATED PARTY SALES AND PURCHASES
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $133 million during the period subsequent to the spin-off through December 31, 2021.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $52 million during the period subsequent to the spin-off through December 31, 2021.
RELATED PARTY RECEIVABLE
Related party receivable consists of the following:

In millions as of December 31	2021	2020
Due from Parent cash pool	$—	$202
Professional services provided to Parent / other	3	19
Total	$3	$221
Related party receivables are included in “Accounts and notes receivable” in the accompanying consolidated and combined balance sheets.

RELATED PARTY PAYABLE
Related party payable consists of the following:

In millions as of December 31	2021	2020
Inventory purchases	$110	$16
Other	—	9
Total	$110	$25
Related party payables are included in “Accounts payable” and “Other current liabilities” in the accompanying consolidated and combined balance sheets.
Included in our December 31, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which will be paid for throughout the first six months of 2022.
Net transfers (to) from Parent are included within Parent company investment on the consolidated and combined balance sheets and statements of equity. The components of the net transfers (to) from International Paper are as follows:

In millions	2021	2020	2019
General financing activities	$(661)	(494)	(565)
Corporate allocations	112	154	196
Stock-based compensation	10	15	19
Final spin-off adjustments (a)	(28)	—	—
Total net transfers (to) from Parent	$(567)	$(325)	$(350)

(a)     This amount includes a net out of period correction of $(85) million to the final Parent company investment as of the date of the Distribution. The amount is comprised of an understatement of Inventories of $32 million, an understatement of Deferred tax liabilities of $(8) million, an overstatement of Deferred Charges and Other Assets of $(196) million, and an understatement of accumulated cumulative translation losses of $87 million (see further discussion in Note 5). These amounts were determined to be immaterial to the current and prior periods.
NOTE 17 SUBSEQUENT EVENTS

As disclosed in Note 15, our Russian operations account for approximately 15% of our net sales and 10% of our long-lived assets. On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. Neither the Company, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions, and our mill is located near the Finnish border and is not near the conflict in Ukraine. However, we cannot predict the impact of Russian activities in Ukraine and any heightened military conflict or geopolitical instability that may follow, including heightened operating risks and production disruptions in Russia and Europe, additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, higher manufacturing costs, disruptions in raw materials supplies, increased raw material costs and higher supply chain costs. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

One of our suppliers to the Svetogorsk mill has already announced that it would discontinue deliveries to Russia until further notice in light of the Russian actions in Ukraine. We are therefore facing inadequate supplies of critical raw materials and are currently in the processs of curtailing production at the Svetogorsk mill, and may need to temporarily shut down pulp and paper production at the mill. The mill is currently operating in a slowed-back condition while we take steps to mitigate the issues and possibly continue production. It is too early to estimate the impact this curtailment or a possible shut down could have on our business, results of operations and financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for Sylvamo will be incorporated by reference from portions of the definitive proxy statement of Sylvamo to be filed no later than 120 days after December 31, 2021 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item for Sylvamo will be incorporated by reference from portions of the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item for Sylvamo will be incorporated by reference from portions of the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item for Sylvamo will be incorporated by reference from portions of the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item for Sylvamo will be incorporated by reference from portions of the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements - See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statements Schedules - Financial Statement Schedules have not been included because the information required to be set forth therein was not applicable or is included in the consolidated financial statements or the notes thereto.

Exhibit Number	Description of Exhibit
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

4.2 *	Description of Capital Stock of Sylvamo Corporation.

4.3
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.4	Form of 7.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 9/3/2021).

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

10.23	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed 9/28/2021).

10.24 *	†	Terms and Conditions of Long-Term Incentive Plan Award.

10.25 * ***	†	Sylvamo Corporation Q4 Annual Incentive Plan (AIP).

10.26 * ***	†	Sylvamo Corporation 2022 Annual Incentive Plan (AIP).

10.27	†	Sylvamo Corporation 2021 Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Form 10 filed 8/9/2021).

10.28	†	Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Form 10 filed 8/9/2021).

10.29	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

14.1 *		Code of Conduct.

21.1 *		Subsidiaries.

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith
***    Certain portions of the exhibit (indicated by [***]) have been omitted as the Registrant has determined (i) the omitted informaiton is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

By:    /s/ Matthew L. Barron                                March 2, 2022

Name: Matthew L. Barron

Title: Senior Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-MICHEL RIBIÉRAS	Chairman and Chief Executive Officer and Director (principal executive officer)	March 2, 2022
Jean-Michel Ribiéras

/s/ JOHN V. SIMS	Senior Vice President and Chief Financial Officer (principal financial officer)	March 2, 2022
John V. Sims

/s/ KEVIN W. FERGUSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 2, 2022
Kevin W. Ferguson

/s/ STAN ASKREN	Director	March 2, 2022
Stan Askren

/s/ CHRISTINE BREVES	Director	March 2, 2022
Christine Breves

/s/ JEANMARIE DESMOND	Director	March 2, 2022
Jeanmarie Desmond

/s/ LIZANNE GOTTUNG	Director	March 2, 2022
Lizanne Gottung

Signature	Title	Date

/s/ JOIA JOHNSON	Director	March 2, 2022
Joia Johnson

/s/ DAVID PETRATIS	Director	March 2, 2022
David Petratis

/s/ PAUL ROLLINSON	Director	March 2, 2022
Paul Rollinson

/s/ JAMES ZALLIE	Director	March 2, 2022
James Zallie

APPENDIX I

2021 LISTING OF FACILITIES

UNCOATED PAPERS

U.S.:
Ticonderoga, New York
Eastover, South Carolina
Sumter, South Carolina

International:
Luiz Antônio, São Paulo, Brazil
Mogi Guaçu, São Paulo, Brazil
Três Lagoas, Mato Grosso do Sul, Brazil
Saillat, France
Svetogorsk, Russia

COATED PAPERBOARD

International:
Svetogorsk, Russia

APPENDIX II

2021 CAPACITY INFORMATION

In thousands of short tons	2021
Europe
Uncoated Papers	685
Coated Paperboard / Other	130
Market Pulp	300
Europe	1,115
Latin America
Uncoated Papers	1,105
Market Pulp	165
Latin America	1,270
North America
Uncoated Papers	975
Market Pulp	115
Total owned mill capacity	1,090
Uncoated Papers (capacity under offtake agreements)	495
Uncoated Bristols (capacity under offtake agreements)	160
Total capacity under offtake agreements	655
North America	1,745
Total	4,130

Forest Resources
We own, manage or have an interest in approximately 1.1 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(thousand acres)

Brazil	250

We have harvesting rights in:
Russia	860

Total	1,110