Form 10-Q
period 2022-03-31
Sylvamo Corp
filed 2022-05-12
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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

N/A
(Former name, former address and and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Trading Symbol(s)	Name of each exchange on which each class is to be registered
Common Stock, par value $1.00 per share	SLVM	New York Stock Exchange
Preferred Stock Purchase Rights	SLVM	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 6, 2022 was 44,111,237.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
NET SALES	$977	$778
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	649	525
Selling and administrative expenses	67	41
Depreciation, amortization and cost of timber harvested	34	36
Distribution expenses	85	85
Taxes other than payroll and income taxes	6	7
Impairment of business	68	—
Interest (income) expense, net	16	—
INCOME BEFORE INCOME TAXES	52	84
Income tax provision	26	22
NET INCOME	$26	$62
EARNINGS PER SHARE
Basic	$0.59	$1.41
Diluted	$0.59	$1.41
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
NET INCOME	$26	$62
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less tax of $0 and $0)	(1)	—
Change in cumulative foreign currency translation adjustment	99	(155)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of ($12) and $1)	29	(2)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $3 and $0)	(6)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	121	(157)
COMPREHENSIVE INCOME (LOSS)	$147	$(95)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$229	$180
Accounts and notes receivable, net	483	490
Contract assets	29	29
Inventories	376	342
Other current assets	56	67
Total Current Assets	1,173	1,108
Plants, Properties and Equipment, net	816	885
Forestlands	330	278
Goodwill	151	132
Right of Use Assets	43	41
Deferred Charges and Other Assets	196	153
TOTAL ASSETS	$2,709	$2,597
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$435	$445
Notes payable and current maturities of long-term debt	25	42
Accrued payroll and benefits	46	51
Other current liabilities	181	220
Total Current Liabilities	687	758
Long-Term Debt	1,341	1,358
Deferred Income Taxes	205	169
Other Liabilities	145	130
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.1 shares and 43.9 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	44	44
Paid-in capital	8	4
Retained earnings	1,961	1,935
Accumulated other comprehensive loss	(1,680)	(1,801)
	333	182
Less: Common stock held in treasury, at cost, 0.1 shares and 0.0 shares at March 31, 2022 and December 31, 2021, respectively.	(2)	—
Total Equity	331	182
TOTAL LIABILITIES AND EQUITY	$2,709	$2,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$26	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	34	36
Deferred income tax provision, net	(4)	12
Stock-based compensation	4	3
Impairment of business	68	—
Changes in operating assets and liabilities and other
Accounts and notes receivable	30	(16)
Inventories	(31)	2
Accounts payable and accrued liabilities	(56)	10
Other	21	(27)
CASH PROVIDED BY OPERATING ACTIVITIES	92	82
INVESTMENT ACTIVITIES
Invested in capital projects	(19)	(17)
Cash pool arrangements with Parent	—	(11)
Other	—	5
CASH USED FOR INVESTMENT ACTIVITIES	(19)	(23)
FINANCING ACTIVITIES
Net transfers from Parent	—	79
Reduction of debt	(35)	(3)
Other	(4)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(39)	76
Effect of Exchange Rate Changes on Cash	15	(61)
Change in Cash and Temporary Investments	49	74
Cash and Temporary Investments
Beginning of the period	180	95
End of the period	$229	$169
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION

On December 3, 2020, International Paper Company (“International Paper” or “Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in Europe, Latin America, and North America (collectively referred to herein as the “Company,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. On October 1, 2021, we settled the net parent investment and the spin-off was completed by a pro rata distribution to International Paper’s stockholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. As a result of the spin-off, Sylvamo Corporation is now an independent public company trading on the New York Stock Exchange under the symbol “SLVM.”

Prior to the spin-off, we historically operated as part of International Paper and not as a standalone company. These condensed consolidated and combined financial statements reflect the combined historical results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The condensed consolidated and combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). We recommend that the accompanying condensed consolidated and combined financial statements be read in conjunction with the audited consolidated combined financial statements and the notes thereto included in our 2021 Form 10-K. The accompanying condensed consolidated and combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

For the periods prior to the spin-off, the condensed combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months ended March 31, 2021, the Company was allocated $38 million of such general corporate expenses, which were included within “Cost of products sold” and “Selling and administrative expenses.” Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during these periods would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during the periods prior to completion of the spin-off.

All intracompany transactions have been eliminated. Related party transactions between the Company and International Paper relating to general operating activities have been included in these condensed consolidated and combined financial statements. These related party transactions historically settled in cash between the Company and International Paper have been reflected in the condensed consolidated and combined statements of cash flows as either “Accounts and notes receivable” or “Accounts payable and accrued liabilities” within operating activities.

The aggregate net effect of transactions with International Paper not settled in cash, including corporate allocations, has been reflected in the condensed consolidated and combined statements of cash flows as “Net transfers from Parent” within financing activities.

In addition, certain of the Company’s Europe locations participated in International Paper’s centralized cash pooling arrangement. Amounts due from the cash pool were generally settled on a daily basis with the aggregate net activity between the Company and International Paper reflected in the condensed consolidated and combined statements of cash flows as “Cash pool arrangements with Parent” within investing activities. Our participation in International Paper’s centralized cash pooling arrangements was terminated prior to September 30, 2021.

International Paper utilized a centralized approach to cash management and financing its operations. This arrangement was not reflective of the manner in which the Company would have been able to finance its operations had it been independent from International Paper for the periods prior to the completion of the spin-off. The cash and temporary investments held by International Paper at the corporate level were not specifically identifiable to the Company and therefore were not reflected in the Company’s condensed combined statements of cash flows. Cash and temporary investments in the condensed combined statements of cash flows for the periods prior to the completion of the spin-off represent only cash and temporary investments held locally by the Company.

The condensed combined financial statements for the periods prior to the completion of the spin-off included certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities the 2029 Senior Notes and borrowings from our cash flow-based revolving credit facility. The proceeds of the debt were used primarily to fund a $1.5 billion special payment to International Paper on September 29, 2021 and pay related fees and expenses.

The Company operates on a calendar year-end.

Russian Actions In Ukraine

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represent approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.

On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. Neither the Company, nor any of its Russian subsidiaries, directors or employees are specially designated nationals (“SDNs”) or blocked persons, or otherwise named in sanctions packages, and our mill is located near the Finnish border and is not near the conflict in Ukraine. The Company is operating in accordance with applicable sanctions regimes currently in effect. Since the invasion of Ukraine, our Russian operations have experienced loss of suppliers, disruptions in raw materials, increased raw material costs and higher transportation and other supply chain costs. Despite these challenges, the mill remains operational, at a reduced capacity, utilizing substitute materials. The financial performance of our Russian mill was not materially different than our internal plan for the first quarter of 2022 and we have generally maintained the terms and collectability of our customer contracts.

Management, together with risk oversight from the board of directors, continue to actively monitor and enhance the security of our people and the stability of the infrastructure at our Svetogorsk mill, including communications and internet availability. Our business continuity plans are designed to address known contingency scenarios to see that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our infrastructure, and we execute such plans and adapt to developments as they occur.

The Company is pursuing various paths to exit our Russian operations, including a potential sale, and will continue to evaluate those options. As a result of the significant changes in the business climate during the first quarter of 2022, we recorded an impairment charge of $68 million ($57 million net of tax) associated with our Russian operations. The impairment charge was based on a probability-weighted average approach of the potential cash flows from various paths to exit the business. We will continue to evaluate our Russian operations for additional impairment (if any) as more information becomes available regarding the final exit plan and associated cash flows. The final path selected to exit our Russian operations could have a material impact on our results of operations. See Note 7 Impairment of Business for further details.
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2022. We will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our condensed consolidated and combined financial statements.
NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by segment:

	Three Months Ended March 31,
In millions	2022	2021
Europe
Uncoated Papers	$207	$180
Coated Paperboard / Other	26	25
Market Pulp	40	39
Europe	273	244
Latin America
Uncoated Papers	196	143
Market Pulp	—	13
Latin America	196	156
North America
Uncoated Papers	486	362
Market Pulp	22	16
North America	508	378
Total	$977	$778
Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $11 million and $17 million are included in “Other current liabilities” as of March 31, 2022 and December 31, 2021, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months ended March 31, 2022 and 2021 is provided below:

Three Months Ended March 31, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	$182
Stock-based employee compensation	—	—	4	—	—	(2)	2
Comprehensive income (loss)	—	—	—	26	121	—	147
Balance, March 31, 2022	44	$44	$8	$1,961	$(1,680)	$(2)	$331

Three Months Ended March 31, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2020	3,592	(1,480)	2,112
Net transfers from Parent	82	—	82
Comprehensive income (loss)	62	(157)	(95)
Balance, March 31, 2021	$3,736	$(1,637)	$2,099
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of tax, reported in the condensed consolidated and combined financial statements:

	Three Months Ended March 31,
In millions	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(80)	$(48)
Amounts reclassified from accumulated other comprehensive income	(1)	—
Balance at end of period	(81)	(48)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,719)	(1,433)
Other comprehensive income (loss) before reclassifications	99	(155)
Balance at end of period	(1,620)	(1,588)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(2)	1
Other comprehensive income (loss) before reclassifications	29	(2)
Amounts reclassified from accumulated other comprehensive income	(6)	—
Balance at end of period	21	(1)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,680)	$(1,637)

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

These financial statements are prepared on the basis that, at the date of distribution of Sylvamo common stock by International Paper to its shareholders on October 1, 2021, Sylvamo had 43,949,277 total shares of common stock outstanding. The calculation of earnings per share utilizes the number of shares of common stock outstanding at the date of distribution as the basis for the calculation of the weighted average number of shares of common stock outstanding for periods presented prior to the spinoff because, at that time, Sylvamo did not operate as a separate, stand-alone entity, and no shares or equity-based awards were outstanding prior to the date of distribution.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Net income	$26	$62
Weighted average common shares outstanding	44.0	43.9
Effect of dilutive securities	0.2	—
Weighted average common shares outstanding - assuming dilution	44.2	43.9
Earnings per share - basic	$0.59	$1.41
Earnings per share - diluted	$0.59	$1.41

NOTE 7 IMPAIRMENT OF BUSINESS

During the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company is currently evaluating to exit the business. As a result, a pre-tax charge of $68 million ($57 million, net of tax) was recorded for the impairment and allocated to the Russian fixed assets. The charge is included in
“Impairment of business” and is included in the results for the Europe segment.
NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $101 million and $78 million as of March 31, 2022 and December 31, 2021, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	March 31, 2022	December 31, 2021
Accounts and notes receivable:
Trade	$451	$472
Notes and other	32	18
Total	$483	$490

The allowance for expected credit losses was $25 million and $20 million at March 31, 2022 and December 31, 2021, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2022	December 31, 2021
Raw materials	$55	$49
Finished paper and pulp products	215	189
Operating supplies	97	95
Other	9	9
Total	$376	$342
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.6 billion and $3.8 billion at March 31, 2022 and December 31, 2021, respectively. Depreciation expense was $34 million and $35 million for the three months ended March 31, 2022 and 2021, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $6 million each at March 31, 2022 and December 31, 2021.

Interest

Interest payments of $25 million were made during the three months ended March 31, 2022. There were no interest payments made during the three months ended March 31, 2021.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Interest expense	$18	$—
Interest income	(2)	—

ASSET RETIREMENT OBLIGATIONS

At both March 31, 2022 and December 31, 2021, we had recorded liabilities of $27 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 9 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Right of use assets	$43	$41
Finance lease assets	Plants, properties, and equipment, net (a)	28	29
Total leased assets		$71	$70
Liabilities
Current
Operating	Other current liabilities	$15	$16
Finance	Notes payable and current maturities of long-term debt	4	4
Noncurrent
Operating	Other Liabilities	34	26
Finance	Long-term debt	17	18
Total lease liabilities		$70	$64
(a)Finance leases are recorded net of accumulated amortization of $11 million and $13 million as of March 31, 2022 and December 31, 2021, respectively.
NOTE 10 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the three months ended March 31, 2022:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2021
Goodwill	$25	$112	$—	$137
Accumulated impairment losses	(5)	—	—	$(5)
	$20	$112	$—	$132
Currency translation and other (a)	(1)	20	—	19
Balance as of March 31, 2022
Goodwill	24	132	—	156
Accumulated impairment losses	(5)	—	—	(5)
Total	$19	$132	$—	$151
(a)Represents the effects of foreign currency translations and reclassifications.

Other Intangibles
Identifiable intangible assets comprised the following:

	March 31, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$65	$(56)	$9	$56	$(48)	$8
Software	4	(3)	1	3	(2)	1
Other	4	(4)	—	4	(4)	—
Total	$73	$(63)	$10	$63	$(54)	$9
Amortization expense related to intangibles was immaterial for each of the three months ended March 31, 2022 and 2021, respectively.
NOTE 11 INCOME TAXES
An income tax provision of $26 million and $22 million was recorded for the three months ended March 31, 2022 and March 31, 2021 and the reported effective income tax rate was 50% and 26%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $123 million in tax, and $414 million in interest, penalties and fees as of March 31, 2022 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings
The Company is subject to environmental remediation laws and regulations in the countries in which we operate. Remediation costs are recorded in the condensed consolidated and combined financial statements when they become probable and reasonably estimable. The Company has estimated the probable liability associated with these environmental remediation matters to be approximately $15 million in the aggregate as of March 31, 2022.
In 2018, the Company discovered and voluntarily disclosed to the Russian environmental agency, Rosprirodnadzor (“RPN”) the presence of mercury contamination in sediment in a river tributary that traverses the Company’s mill property in Svetogorsk, Russia, and the authorities initiated an investigation. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020. The Company continues to remediate the soil and groundwater contamination associated with the chlor-alkali plant. The Company has estimated the probable liability associated with this environmental matter to be $11 million as of March 31, 2022.

In February 2022, the Company received from RPN a damage claim in the amount of approximately $9 million relating to alleged discharges of mercury, aluminum and lignin into the river in 2019 from the contaminated sediment at the Svetogorsk mill site. The Company had expert sampling and testing conducted for the presence of the pollutants claimed to be released in 2019 and based on the test results, recorded a charge of approximately $1 million in the first quarter of 2022 for the portion of the claim that is estimable and probable.

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, taxes (including VAT), personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax, and other matters, some of which allege substantial monetary damages. See Taxes Other Than Payroll Taxes below for details regarding certain tax matters. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

Taxes Other Than Payroll Taxes
In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (“VAT”) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us, we have determined an estimated refund was probable of being realized. Until March 31, 2021, we had recognized a receivable of $11 million based upon the Brazilian authorities’ narrow interpretation. On May 13, 2021 the Brazilian Federal Supreme Court ruled again on the case. This ruling provided a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million in cost of products sold and income of $28 million in interest (income) expense, net. A portion of this receivable has been consumed by offsetting various taxes payable. After giving effect to this offset, the ending balance of the total receivable is $16 million as of March 31, 2022. The VAT matter has been fully resolved, and no further ruling by either the Brazilian Supreme Court nor the Brazilian tax authorities is expected.

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

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

NOTE 13 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior Notes. The proceeds of the debt were directly attributed to the Company and as such are reflected as long-term debt.

In addition to the debt noted above, the Company has the ability to access a five-year cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”). As of March 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility. As of December 31, 2021, the Company had $20 million outstanding borrowings on the Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt.”

Long-term debt is summarized in the following table:

In millions	March 31, 2022	December 31, 2021
Term Loan F - due 2027 (a)	$509	$512
Term Loan B - due 2028 (b)	392	401
7.00% Senior Notes - due 2029 (c)	443	443
Other	21	22
Less: current portion	(24)	(20)
Total	$1,341	$1,358

(a) As of March 31, 2022 and December 31, 2021, presented net of $4 million and $5 million in unamortized debt issuance costs, respectively.
(b) As of March 31, 2022 and December 31, 2021, presented net of $5 million and $5 million in unamortized debt issuance costs, respectively. As of March 31, 2022 and December 31, 2021, presented net of $4 million and $4 million in unamortized original issue discount paid, respectively. Subsequent to March 31, 2022, the Company repaid $15 million of debt on Term Loan B.
(c) As of March 31, 2022 and December 31, 2021, presented net of $7 million and $7 million in unamortized debt issuance costs.

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F, Term Loan B and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries. The interest rates applicable to the Term Loan F, Term Loan B and revolving credit facility are based on a fluctuating rate of interest measured by reference to LIBOR plus a fixed percentage of 1.75%, 4.50% and 1.50%, respectively, payable monthly, with a LIBOR floor of 0.00% for the Term Loan F and Revolving Credit Facility and 0.50% floor for the Term Loan B.

We are receiving interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 95 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 1.26% and 1.05% as of March 31, 2022 and December 31, 2021, respectively.

In the fourth quarter of 2021 in connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to LIBOR and the fixed interest rate per notional amount ranging from 1.05% to 1.40%. As of March 31, 2022, the fair value of these interest rate swaps was an asset of $18 million. As of December 31, 2021, the fair value of these interest rate swaps was immaterial. Fair values of interest rate swap assets are reflected in “Deferred charges and other assets.”

The Company is subject to certain covenants limiting, among other things, the ability of most of its subsidiaries to incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of the Company’s or its subsidiaries’ capital stock or make investments or other restricted payments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with its affiliates.

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
NOTE 14 PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Direct Pension Plans

Certain of the Company’s employees participated in defined benefit pension plans sponsored by International Paper through August 31, 2021, which included participants of other International Paper operations, that were accounted for by International Paper in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for Company employees was allocated to the Company based upon a percent of salaries and reported in the condensed consolidated and combined statements of operations, and the Company did not record an asset or liability to recognize the funded or unfunded status of the Plans. The service and non-service cost components of net periodic pension expense for these employees is recorded within “Cost of products sold” and “Selling and administrative expenses.”

As part of our separation from International Paper, the Company established and sponsored pension plans for the benefit of the Company’s employees. Pension assets and obligations relating to the employees of the Company that participated in plans sponsored by International Paper were transferred into pension plans sponsored by the Company. The Company is accounting for these plans as direct to the Company beginning on September 1, 2021. The assets and liabilities were remeasured on September 1, 2021 and all balances related to plans sponsored by the Company are reflected in “Deferred charges and other assets” and “Other liabilities.”

In addition, the Company has sponsored and maintained certain defined benefit pension plans for participating employees in the United Kingdom and Brazil. The Company’s participation in these plans have been accounted for using the single-employer method in all periods presented. All balances related to these plans are reflected in “Deferred charges and other assets” and “Other liabilities.”

The components of net periodic pension expense are included in “Cost of products sold” and “Selling and administrative expenses.” Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the three months ended March 31, 2022 and for the plans accounted for as single-employer plans for the three months ended March 31, 2021 was immaterial.

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
NOTE 15 INCENTIVE PLANS

International Paper had an Incentive Compensation Plan (“ICP”) prior to the spin-off. The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors of International Paper (the “Committee”) that administers the ICP. Stock-based compensation expense until the spin-off on October 1, 2021, includes expense attributable to us based on the awards and terms previously granted to our employees and an allocation of International Paper’s corporate and shared functional expenses.
Subsequent to the spin-off, Sylvamo adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares available under its long-term incentive plan (“LTIP”) that grants certain employees or non-employee directors of the Company different forms of awards including time-based and performance-based restricted stock units. As of March 31, 2022, 3,195,034 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended March 31,
In millions	2022	2021
Total stock-based compensation expense (included in selling and administrative expense)	$4	$3
As of March 31, 2022, $32 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.
NOTE 16 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis, consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that this measure provides investors and analysts useful insights into our operating performance. Business segment operating profits are defined as income before income taxes, excluding interest (income) expense, net, and net special items.
External sales are defined as those that are made to parties outside the Company’s combined group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.
Information By Business Segment
Net Sales

	Three Months Ended March 31,
In millions	2022	2021
Europe	$279	$238
Latin America	215	168
North America	508	382
Intersegment Sales	(25)	(10)
Net Sales	$977	$778
Business Segment Operating Profit

	Three Months Ended March 31,
In millions	2022	2021
Europe	$36	$23
Latin America	40	43
North America	65	18
Business Segment Operating Profit	$141	$84
Income before income taxes	$52	$84
Interest (income) expense, net	16	—
Net special items expense (income)	73	—
	$141	$84

NOTE 17 RELATED PARTY TRANSACTIONS
Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. The following discussion summarizes activity between the Company and International Paper both prior and subsequent to the spin-off.

Allocation of General Corporate Expenses

The condensed consolidated and combined statements of operations include expenses for certain centralized functions and other programs provided and administered by International Paper that were charged directly to the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements for periods prior to the spin-off on a carve-out basis, we have been allocated a portion of International Paper’s total corporate expense. See Note 1 Basis of Presentation for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a carve-out basis.

Net transfers from Parent are included within the summary of changes in equity included in Note 4. The components of the net transfers from International Paper are as follows:

	Three Months Ended March 31,
In millions	2022	2021
General financing activities	$—	$41
Corporate allocations	—	38
Stock-based compensation	—	3
Total net transfers from Parent	$—	$82

Related Party Sales and Purchases
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $149 million for the three months ended March 31, 2022.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $49 million for the three months ended March 31, 2022.
Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo will provide certain services to one another on an interim, transitional basis. The services to be provided include certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by Sylvamo under the Transition Services Agreement for the three months ended March 31, 2022 was $8 million.

Related Party Receivable

The Company had related party receivables of $1 million and $3 million as of March 31, 2022 and December 31, 2021, respectively, related to product sales to International Paper and other items. Related party receivables are included in “Accounts and notes receivable.”

Related Party Payable

The Company had related party payables of $86 million and $110 million as of March 31, 2022 and December 31, 2021, respectively, related to inventory purchases from International Paper. Related party payables are included in “Accounts payable” and “Other current liabilities.”

Included in our December 31, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which will be paid throughout the first six months of 2022. During the first quarter of 2022, the Company paid $36 million of this payable. The remaining $41 million related party payable will be paid by June 30, 2022.
NOTE 18 SUBSEQUENT EVENTS
Rights Agreement

On April 22, 2022, the board of directors of the Company (the “Board”) adopted a Rights Agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”), payable on May 2, 2022, for each share of common stock, par value $1.00 per share, of the Company (the “Common Shares”) outstanding on May 2, 2022 (the “Record Date”) to the registered holders of Common Shares on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Shares”) at a price of $190.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights will initially trade with the Common Shares and will generally become exercisable only if any person (or any persons acting as a group) acquires 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding Common Shares. Existing 10% or greater holders of Common Shares are grandfathered to the extent of their April 22, 2022 ownership levels.

In the event the Rights are triggered, the Rights will become exercisable for Common Shares having a value equal to two times the exercise price of the Right. If, at any time after the Rights are triggered, the Company engages in a merger or sale of 50% or more of the Company’s consolidated assets or earning power, then each holder of a Right, upon the exercise thereof, will receive the number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

The Rights will expire on the close of business on April 21, 2023, unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. Until a Right is exercised, the holder thereof will have no voting or dividend privileges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2021, 2020 and 2019. In addition to historical consolidated combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

THE SPIN-OFF

Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. These condensed consolidated and combined financial statements reflect the combined historical results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The condensed consolidated and combined financial statements have been prepared in U.S. dollars and in conformity with U.S. GAAP. We recommend that the accompanying condensed consolidated and combined financial statements be read in conjunction with the audited consolidated combined financial statements and the notes thereto included in our 2021 Form 10-K. The accompanying condensed consolidated and combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.
EXECUTIVE SUMMARY

In the first quarter of 2022, we generated strong earnings and cash from operations. First quarter 2022 net income was $26 million ($0.59 per diluted share), which includes a $68 million ($57 million, net of tax) non-cash impairment charge for our Russian operations, compared with $62 million ($1.41 per diluted share) for the first quarter of 2021. Cash from operations was $92 million in the first quarter of 2022 compared to $82 million in the prior year comparable quarter. Adjusted EBITDA was $187 million in the first quarter of 2022 which is $64 million higher than the first quarter 2021 adjusted EBITDA of $123 million. Free cash flow improved in first quarter of 2022 to $73 million compared to $65 million in the first quarter of 2021.

Comparing our performance in the first quarter of 2022 to the first quarter of 2021, we realized the benefit of previously announced price increases, as price and mix improvement outpaced higher input and operating costs. The improvement in price and mix reflected solid industry fundamentals and continued commercial excellence performance across all three regions. Global demand for uncoated freesheet continued to strengthen in Latin America and North America as schools and offices reopened. Volumes remained strong globally and our production facilities ran full in all three regions. In addition, we operated well in a challenging supply chain environment.

Looking ahead to the second quarter of 2022, we remain committed to generating strong earnings and cash flow despite continuing input cost inflation and supply chain and geo-political challenges. Global uncoated freesheet demand is expected to remain strong. Supply and demand dynamics are favorable in all three regions and operating rates remain good. Selling prices remain favorable and we expect to realize the benefits of prior price increases throughout the second quarter, which allowed price and mix improvements to outpace input and transportation cost inflation. Lastly, we will continue to pursue various paths to exit our Russian operations, including a potential sale.

Russian Actions In Ukraine

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represent approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.

On February 24, 2022, the Russian Federation commenced a military invasion of Ukraine. Russian actions with respect to Ukraine have resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions. Neither the Company, nor any of its Russian subsidiaries, directors or employees are specially designated nationals (“SDNs”) or blocked persons, or otherwise named in sanctions packages, and our mill is located near the Finnish border and is not near the conflict in Ukraine. The Company is operating in accordance with applicable sanctions regimes currently in effect. Since the invasion of Ukraine, our Russian operations have experienced loss of suppliers, disruptions in raw materials, increased raw material costs and higher transportation and other supply chain costs. Despite these challenges, the mill remains operational, at a reduced capacity, utilizing substitute materials. The financial performance of our Russian mill was not materially different than our internal plan for the first quarter of 2022 and we have generally maintained the terms and collectability of our customer contracts.

Management, together with risk oversight from the board of directors, continue to actively monitor and enhance the security of our people and the stability of the infrastructure at our Svetogorsk mill, including communications and internet availability. Our business continuity plans are designed to address known contingency scenarios to see that we have adequate processes and practices in place to protect the safety of our people and to handle potential impacts to our infrastructure, and we execute such plans and adapt to developments as they occur.

The Company is pursuing various paths to exit our Russian operations, including a potential sale, and will continue to evaluate those options. As a result of the significant changes in the business climate during the first quarter of 2022, we recorded an impairment charge of $68 million associated with our Russian operations. The impairment charge was based on a probability-weighted average approach of the potential cash flows from various paths to exit the business. We will continue to evaluate our Russian operations for additional impairment (if any) as more information becomes available regarding the final exit plan and associated cash flows. The final path selected to exit our Russian operations could have a material impact on our results of operations. See Note 7 Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q for further details.
RESULTS OF OPERATIONS
The following summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
In millions	2022	2021
NET SALES	$977	$778
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	649	525
Selling and administrative expenses	67	41
Depreciation, amortization and cost of timber harvested	34	36
Distribution expenses	85	85
Taxes other than payroll and income taxes	6	7
Impairment of business	68	—
Interest (income) expense, net	16	—
INCOME BEFORE INCOME TAXES	52	84
Income tax provision	26	22
NET INCOME	$26	$62

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Sales

For the three months ended March 31, 2022, the Company reported net sales of $977 million, compared with $778 million for the three months ended March 31, 2021. The net sales increase was primarily driven by an increase in average sales prices of our products, reflecting our success in obtaining price increases from our customers in order to offset higher input costs. International net sales (based on the location of the seller and including U.S. exports) totaled $469 million, or 48% of total sales for the three months ended March 31, 2022. This compares with international net sales of $408 million, or 53% of total sales for the three months ended March 31, 2021. Additional details on net sales are provided in the section titled “Business Segment Operating Results.”

Cost of Products Sold

Cost of products sold increased by $124 million, primarily due to higher input costs compared to the prior period.

Selling and Administrative Expenses

The $26 million increase in selling and administrative expenses was the result of the increase in net sales activity and $8 million and $3 million of expense recognized in the three months ended March 31, 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Impairment of Business

A pre-tax charge of $68 million ($57 million, net of tax) was recorded related to the impairment of our Russian fixed assets. See Note 7 Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $16 million of net interest expense primarily related to the long-term debt we incurred in conjunction with our spin-off. Additional details regarding debt incurred are provided in Note 13 Long-Term Debt to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q. There was no interest expense recorded during the three months ended March 31, 2021.

Income Taxes

A net income tax provision of $26 million was recorded for the three months ended March 31, 2022. A net income tax provision of $22 million was recorded for the three months ended March 31, 2021. The effective income tax rate was 50% for the three months ended March 31, 2022 compared to 26% for the three months ended March 31, 2021. The income tax provision and effective income tax rate increased for the three months ended March 31, 2022 primarily due to the mix of earnings in the U.S. and various income tax rates in non-US jurisdictions, the impairment of the Russian assets, and an unfavorable U.S. rule change restricting foreign tax credits in certain jurisdictions.

BUSINESS SEGMENT RESULTS

Overview
Management provides Total business segment operating profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that Total business segment operating profit provides investors and analysts useful insights into our operating performance. Total business segment operating profit is reconciled to Income before income taxes, the most directly comparable GAAP measure. Total business segment operating profit may be determined or calculated differently by other companies and therefore may not be comparable among companies.

The following table presents a comparison of Income before taxes to Total business segment operating profit:

	Three Months Ended March 31,
In millions	2022	2021
Income Before Income Taxes	$52	$84
Interest (income) expense, net	16	—
Net special items expense (income) (b)	73	—
Total Business Segment Operating Profit (a)	$141	$84
Europe	$36	$23
Latin America	40	43
North America	65	18
Total Business Segment Operating Profit (a)	$141	$84

(a)    We define Total business segment operating profit as our income before income taxes calculated in accordance with GAAP, excluding net interest (income) expense and net special items. We believe that Total business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include an impairment charge recorded related to our Russian fixed assets and one-time costs associated with the spin-off.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following tables present net sales and operating profit, which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 16 Financial Information by Business Segment and Geographic Area to our condensed consolidated and combined financial statements included elsewhere in this Form 10-Q for more information on the Company’s segments.

Europe

	Three Months Ended March 31,
In millions	2022	2021
Net Sales	$279	$238
Operating Profit	$36	$23

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, our Europe segment net sales increased $41 million, compared to the same period in 2021, primarily due to a continued recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the three months ended March 31, 2022 was $13 million higher than the same period in 2021, driven primarily by increased sales prices and more favorable product mix ($46 million) which more than offset the impacts of higher input costs primarily for purchased pulp, chemicals and energy ($19 million) and higher operating costs ($14 million).

Latin America

	Three Months Ended March 31,
In millions	2022	2021
Net Sales	$215	$168
Operating Profit	$40	$43

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, our Latin America segment net sales increased $47 million, compared to the same period in 2021, primarily driven by an increase in the market price of uncoated freesheet and pulp for both export and domestic markets, reflecting continued recovery from the negative demand impact of the COVID-19 pandemic.

Operating profit for Latin America for the three months ended March 31, 2022 was $3 million lower than the same period in 2021, as the benefits of increased sales prices and more favorable product mix ($45 million) were more than offset by higher operating costs ($20 million) and higher input costs ($28 million), primarily for purchased pulp, chemicals and energy.

North America

	Three Months Ended March 31,
In millions	2022	2021
Net Sales	$508	$382
Operating Profit	$65	$18

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, our North America segment net sales increased $126 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls, reflecting continued demand recovery from the COVID-19 pandemic.

Operating profit for North America for the three months ended March 31, 2022 was $47 million higher than the same period in 2021, primarily due to increased sales price ($78 million) and volume ($11 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic, as well as lower operating costs ($8 million). These changes were partially offset by higher planned maintenance outages ($3 million) and increased input costs ($47 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

Non-GAAP Financial Measures

Management provides Adjusted EBITDA, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management uses this measure in managing the operating performance of our business and believes that Adjusted EBITDA provides investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt. Adjusted EBITDA is reconciled to Net income, the most directly comparable GAAP measure. Adjusted EBITDA may be determined or calculated differently by other companies and therefore may not be comparable among companies.

	Three Months Ended March 31,
In millions	2022	2021
Net income	$26	$62
Income tax provision	26	22
Interest (income) expense, net	16	—
Depreciation, amortization and cost of timber harvested	34	36
Stock-based compensation	4	3
Transition service agreement expense	8	—
Net special items expense (income) (a)	73	—
Adjusted EBITDA (b)	$187	$123
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include an impairment charge recorded related to our Russian fixed assets and one-time costs associated with the spin-off.
(b) We define Adjusted EBITDA (non-GAAP) as net income (GAAP) plus the sum of income taxes, net interest (income) expense, depreciation, amortization and cost of timber harvested, transition service agreement expense, stock-based compensation, and, when applicable for the periods reported, net special items.

Management utilizes the Free Cash Flow measure in connection with managing our business and believes that Free Cash Flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and potentially return cash to shareowners in the future. It should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. Free Cash Flow also enables investors to perform meaningful comparisons between past and present periods. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations.
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended March 31,
In millions	2022	2021
Cash provided by operations	$92	$82
Adjustments:
Cash invested in capital projects	(19)	(17)
Free Cash Flow	$73	$65

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

A major factor in our liquidity and capital resource planning is our generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our products. While changes in key operating cash costs, such as raw materials, energy, mill outages and distribution expenses do have an effect on operating cash generation, we believe that our focus on commercial and operational excellence, as well as our ability to manage costs and working capital, will provide sufficient cash flow generation to meet our operational and capital spending needs.

During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 2029 Senior Notes and borrowings from our cash flow-based revolving credit facility. The aggregate amount outstanding on this debt as of March 31, 2022, was $1.4 billion. See Note 13 Long-Term Debt to the condensed consolidated and combined financial statements for further discussion. The proceeds of the debt were used primarily to fund a special payment to International Paper and to pay related fees and expenses. The Company’s cash flow-based revolving credit facility has a total borrowing capacity of $450 million, of which approximately $440 million was available as of March 31, 2022.

The terms of the agreements governing our debt contain customary limitations for the financing as well as other provisions. These provisions may also restrict our business and, in the event we cannot meet the terms of those provisions, may adversely impact our financial condition, results of operations or cash flows.
Operating Activities

Cash provided by operating activities totaled $92 million for the three months ended March 31, 2022, compared with cash provided by operating activities of $82 million for the three months ended March 31, 2021. The increase in cash provided by operating activities in 2022 corresponds to the significant increase in our Business segment operating profit reflecting our recovery from the negative demand impact of the COVID-19 pandemic.

Cash used for working capital components (accounts and notes receivable and inventories less accounts payable and accrued liabilities and other) was $36 million for the three months ended March 31, 2022, compared with cash used for working capital components of $31 million for the three months ended March 31, 2021. The three months ended March 31, 2022 working capital components primarily reflect $31 million and $56 million in cash used for our inventories and accounts payable and accrued liabilities balances, respectively, partially offset by $30 million and $21 million of cash provided by our accounts and notes receivable balance and other operating activities, respectively. The three months ended March 31, 2021 working capital components primarily reflect $16 million and $27 million cash used for our accounts and notes receivable balance and other operating activities, respectively, partially offset by $2 million and $10 million cash provided by our inventories and accounts payable and accrued liabilities balances, respectively.
Investment Activities

The total cash used for investing activities for the three months ended March 31, 2022 decreased from three months ended March 31, 2021, primarily due to the prior year impact of cash pooling arrangements with International Paper.

The following table shows capital spending by business segment, which represents the most significant portion of our investment activities.

	Three Months Ended March 31,
In millions	2022	2021
Europe	$4	$5
Latin America	10	8
North America	5	4
Total	$19	$17

Capital spending primarily consists of purchases of machinery and equipment and reforestation costs related to our global mill operations. Capital spending was $19 million and $17 million for the three months ended March 31, 2022 and 2021, respectively. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 56% and 47% for the three months ended March 31, 2022 and 2021, respectively.
Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 primarily reflects the payments of $20 million, $10 million, and $3 million on our outstanding principal debt balances for the Revolving Credit Facility, Term Loan B, and Term Loan F, respectively. Cash used in financing activities for the three months ended March 31, 2021 primarily represented transactions between us and International Paper. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The components of these transactions (or transfers) included (i) constructive cash transfers from us to International Paper, (ii) cash transfers from International Paper to fund our requirements for working capital commitments and (iii) an allocation of International Paper’s corporate expenses.

Contractual Obligations

Our Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2021. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our Form 10-K have been reduced by the required payments.

Capital Expenditures

For the three months ended March 31, 2022, we have invested approximately $19 million, or 1.9% of net sales, in total capital expenditures. Over that period, we spent approximately $11 million, or 1.1% of net sales, in maintenance capital expenditures, and approximately $8 million, or 0.8% of net sales, in strategic capital expenditures and reforestation. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $130 to $150 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $20 million on high-return projects in 2022.
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
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2022.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains information that includes or is based upon forward-looking statements. Forward-looking statements forecast or state expectations concerning future events. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “assume,” “could,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and other words and terms of similar meaning, or they are tied to future periods in connection with discussions of the Company’s performance. Some examples of forward-looking statements include those relating to plans, expectations, and projections concerning our business and performance, plans relating to our Russian operations and estimates of the value of such operations, our future expenditures and cash requirements, our ability to successfully maintain our operations and productivity, and our projections for the second quarter of 2022 and beyond.
Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: the impact of changes in international conditions including the war in Ukraine, as well as sanctions and other actions that may be taken by Russia and in other jurisdictions in which we operate; deterioration of other economic and political conditions where we operate; the failure to sell or otherwise exit our Russian operations on terms reflecting the value placed by us on such operations or at all; the pursuit by ACR Group Paper Holdings LP (“ACR”) of any of the potential plans or proposals identified in the Schedule 13D filed by ACR with respect to the Company on April 21, 2022; an event occurs that causes the rights issued under the Rights Agreement adopted by the Company on April 22, 2022, to become exercisable; new variants arising that worsen the impact on our business of the COVID-19 pandemic, the measures implemented to contain it, and inflation, workforce and transportation shortages resulting in part from the pandemic, all creating challenges for our operations to overcome and increasing our costs of operating; climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; increases in our cost of and decreases in the availability to us of raw materials, energy and transportation; reduced truck, rail and ocean freight availability which could result in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; our limited operating history separate from our former parent, International Paper, and we may not be able to operate profitably as a stand-alone company or achieve the expected benefits of our separation from International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our substantial indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports that we file with the Securities and Exchange Commission (“SEC”) including subsequent quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.
We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 61 of the Company’s Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. See Note 11 Income Taxes and Note 12 Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated and Combined Financial Statements in this Form 10-Q, which notes are incorporated into this Item 1 by reference.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2021 (“Form 10-K”). Except for the following risk factors, there have been no material changes to the risk factors described in the Form 10-K:

Our Rights Agreement could make it more difficult for a third party to acquire control of the Company, which could have a negative effect on the price of our common stock.

On April 22, 2022, we adopted a Rights Agreement that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company or a change in our management or board of directors, even in situations that may be considered beneficial by some of our shareowners. The Rights Agreement may substantially dilute the stock ownership of a person or group that attempts to acquire a large interest without first negotiating with our board of directors. These deterrents could also adversely affect the price of our common stock.

Our business may be further negatively impacted because of Russian actions in Ukraine and the resulting geopolitical instability.

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represent approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.

The Russian Federation’s military invasion of Ukraine that commenced on February 24, 2022, has resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions, counter-actions taken by Russia, and voluntary actions taken by various business entities based outside of Russia to cease or suspend their business conducted within Russia. Neither the Company, nor any of its Russian subsidiaries, directors or employees are specially designated nationals (“SDNs”) or blocked persons, or otherwise named in sanctions packages, and our mill is located near the Finnish border and is not near the conflict in Ukraine. The Company is operating in accordance with applicable sanctions regimes currently in effect. However, since the invasion of Ukraine, our operations in Russia have experienced loss of customers and suppliers, disruptions in raw materials supplies, increased raw material costs and higher transportation and other supply chain costs. For example, multiple non-Russian customers of the Svetogorsk mill have discontinued purchasing products manufactured by the mill, potentially resulting in future mill lack-of-order downtime. Also for example, a significant supplier to our mill in Svetogorsk, Russia, announced shortly after the invasion commenced that it would discontinue deliveries to Russia until further notice, in light of the Russian actions in Ukraine. Facing inadequate supplies of critical raw materials, the Svetogorsk mill has been operating using such substitute materials as it has been able to procure.

We cannot predict the future impact on us of the continued and heightened military conflict, geopolitical instability, related actions against Russia, counter-actions by Russia, and voluntary actions by other third parties that may impact our Russian operations. Our Russian operations continue to face risks that include heightened operating risks and production disruptions, sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, higher manufacturing costs, further lack of availability, disruptions in, supply of and increased cost of materials and transportation, and Russian governmental actions against us, including, potentially, nationalization of our Russian operations.

Our business continuity plans may not be effective at preventing or mitigating the effects of prolonged or multiple crises affecting the Svetogorsk mill, such as civil unrest, sanctions and cyberattacks. We have no way to predict the progress or outcome of the military action in Ukraine or its impacts in Russia as the conflict and government reactions both within Russia and by other nations continue to develop and are beyond our control. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could have a material adverse effect on our personnel, operations and business outlook.

We are pursuing various paths to exit our Russian operations, including a potential sale. However, there is no assurance that we will locate a buyer for our Russian operations, that negotiations between us and any such buyer will result in a definitive agreement, that the terms of any such agreement will reflect the value placed by us on such operations, that we will obtain the necessary regulatory approvals in Russia to conduct a sale, that we otherwise will be able to consummate a sale or that we will be able to repatriate funds received in a sale.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations” – Russian Actions in Ukraine.

The risk factors in “Item 1A. Risk Factors,” in the Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021 (the “Form S-8 filed 9/28/2021”)).

3.2
Certificate of Designations of Series A Preferred Stock of Sylvamo Corporation, as filed with the Secretary of State of the State of Delaware on April 22, 2022 (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Current report on Form 8-K filed with the SEC on April 22, 2022 (the “Form 8-K filed 4/22/2022”)).

3.3		Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed 10/1/2021).

4.1
Rights Agreement, dated as of April 22, 2022, between Sylvamo Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 4/22/22).

10.21	†
Terms and Conditions of Long-Term Incentive Plan Award (incorporated by reference to Exhibit 10.24 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2022 (the “Form 10-K filed 3/2/2022”)).

10.22***	†	Sylvamo Corporation Q4 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.25 to the Form 10-K filed 3/2/2022).

10.23***	†	Sylvamo Corporation 2022 Annual Incentive Plan (incorporated by reference to Exhibit 10.26 to the Form 10-K filed 3/2/2022).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL		Taxonomy Extension Schema.

101.CAL XBRL		Taxonomy Extension Calculation Linkbase.

101.DEF XBRL		Taxonomy Extension Definition Linkbase.

101.LAB XBRL		Taxonomy Extension Label Linkbase.

101.PRE XBRL		Extension Presentation Linkbase.

104.		Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith
***    Certain portions of the exhibit (indicated by [***]) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: May 12, 2022	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller