Form 10-Q
period 2022-06-30
Sylvamo Corp
filed 2022-08-11
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 5, 2022 was 44,126,955.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET SALES	$912	$695	$1,733	$1,319
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	562	408	1,108	828
Selling and administrative expenses	81	57	147	96
Depreciation, amortization and cost of timber harvested	32	31	63	62
Distribution expenses	97	82	171	156
Taxes other than payroll and income taxes	6	6	12	13
Interest (income) expense, net	17	(29)	34	(29)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	117	140	198	193
Income tax provision	33	39	59	54
NET INCOME FROM CONTINUING OPERATIONS	84	101	139	139
Discontinued operations, net of taxes	(143)	14	(172)	38
NET INCOME (LOSS)	$(59)	$115	$(33)	$177
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.90	$2.30	$3.15	$3.16
Discontinued operations, net of taxes	(3.24)	0.31	(3.90)	0.87
Net earnings (loss)	$(1.34)	$2.61	$(0.75)	$4.03
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.89	$2.30	$3.13	$3.16
Discontinued operations, net of taxes	(3.22)	0.31	(3.87)	0.87
Net earnings (loss)	$(1.33)	$2.61	$(0.74)	$4.03
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(59)	$115	$(33)	$177
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	—	(1)	—
Change in cumulative foreign currency translation adjustment	(21)	140	78	(15)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of ($(1), $(4), ($13) and ($2))	4	6	33	4
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $2, $2, $5 and $1)	(4)	(2)	(10)	(2)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(21)	144	100	(13)
COMPREHENSIVE INCOME (LOSS)	$(80)	$259	$67	$164
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$157	$159
Accounts and notes receivable, net	469	402
Contract assets	27	26
Inventories	304	279
Assets held for sale	357	179
Other current assets	31	63
Total Current Assets	1,345	1,108
Plants, Properties and Equipment, net	755	764
Forestlands	299	278
Goodwill	128	122
Right of Use Assets	40	40
Long-Term Assets Held for Sale	—	141
Deferred Charges and Other Assets	174	144
TOTAL ASSETS	$2,741	$2,597
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$360	$387
Notes payable and current maturities of long-term debt	25	41
Accrued payroll and benefits	53	48
Liabilities held for sale	288	91
Other current liabilities	158	191
Total Current Liabilities	884	758
Long-Term Debt	1,290	1,357
Deferred Income Taxes	185	169
Long-Term Liabilities Held for Sale	—	13
Other Liabilities	130	118
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.1 shares and 43.9 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	44	44
Paid-in capital	14	4
Retained earnings	1,897	1,935
Accumulated other comprehensive loss	(1,701)	(1,801)
	254	182
Less: Common stock held in treasury, at cost, 0.1 shares and 0.0 shares at June 30, 2022 and December 31, 2021, respectively	(2)	—
Total Equity	252	182
TOTAL LIABILITIES AND EQUITY	$2,741	$2,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income from continuing operations	$139	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	63	62
Deferred income tax provision (benefit), net	2	(2)
Stock-based compensation	11	7
Changes in operating assets and liabilities and other
Accounts and notes receivable	(58)	(26)
Inventories	(33)	5
Accounts payable and accrued liabilities	(31)	33
Other	37	(63)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	130	155
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	45	67
CASH PROVIDED BY OPERATING ACTIVITIES	175	222
INVESTMENT ACTIVITIES
Invested in capital projects	(59)	(27)
Cash pool arrangements with Parent	—	(15)
Other	—	(3)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(59)	(45)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(5)	7
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(64)	(38)
FINANCING ACTIVITIES
Net transfers from Parent	—	1
Reduction of debt	(86)	(4)
Other	(6)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(92)	(3)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(92)	(3)
Effect of Exchange Rate Changes on Cash	42	(50)
Change in Cash Included in Assets Held for Sale	63	13
Change in Cash and Temporary Investments	(2)	118
Cash and Temporary Investments
Beginning of the period	159	70
End of the period	$157	$188
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

For the periods prior to the spin-off, the condensed combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months and six months ended June 30, 2021, the Company was allocated $47 million and $85 million, respectively, of such general corporate expenses related to continuing operations, which were included within “Cost of products sold” and “Selling and administrative expenses.” Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during these periods would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during the periods prior to completion of the spin-off.

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

The condensed combined financial statements for the periods prior to the completion of the spin-off included certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 7% senior notes due 2029 (the “2029 Senior Notes”) and borrowings from our cash flow-based revolving credit facility. The proceeds of the debt were used primarily to fund a $1.5 billion special payment to International Paper on September 29, 2021 and pay related fees and expenses.

The Company operates on a calendar year-end.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the condensed consolidated and combined statement of operations and the notes to the condensed consolidated and combined statement of operations. All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheet. We recorded a pre-tax charge of $68 million ($57 million after taxes) for the impairment of the Russian fixed assets during the first quarter of 2022 and a pre-tax charge of $156 million ($156 million after taxes) during the second quarter of 2022 to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian business. See Note 7 Divestiture and Impairment of Business for further details.

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represented approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2021 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2022.

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

NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Europe
Uncoated Papers	$112	$52	$202	$122
Market Pulp	23	23	50	43
Europe	135	75	252	165
Latin America
Uncoated Papers	228	190	424	333
Market Pulp	—	11	—	24
Latin America	228	201	424	357
North America
Uncoated Papers	528	402	1,013	764
Market Pulp	21	17	44	33
North America	549	419	1,057	797
Total	$912	$695	$1,733	$1,319
Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $1 million and $1 million are included in “Other current liabilities” as of June 30, 2022 and December 31, 2021, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and six months ended June 30, 2022 and 2021 is provided below:

Three Months Ended June 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2022	44	$44	$8	$1,961	$(1,680)	$(2)	$331
Stock-based employee compensation	—	—	6	—	—	—	6
Dividends ($0.1125 per share)	—	—	—	(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	(59)	(21)	—	(80)
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252

Six Months Ended June 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	$182
Stock-based employee compensation	—	—	10	—	—	(2)	8
Dividends ($0.1125 per share)	—	—	—	(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	(33)	100	—	67
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252

Three Months Ended June 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, March 31, 2021	3,736	(1,637)	2,099
Net transfers from Parent	(74)	—	(74)
Comprehensive income (loss)	115	144	259
Balance, June 30, 2021	$3,777	$(1,493)	$2,284

Six Months Ended June 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2020	3,592	(1,480)	2,112
Net transfers from Parent	8	—	8
Comprehensive income (loss)	177	(13)	164
Balance, June 30, 2021	$3,777	$(1,493)	$2,284
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

The Rights will expire on the close of business on April 21, 2023, unless earlier redeemed or terminated by the Company, as provided in the Rights Agreement. Until a Right is exercised, the holder thereof will have no voting or dividend privileges with respect to the rights.
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated and combined financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(81)	$(48)	$(80)	$(48)
Amounts reclassified from accumulated other comprehensive income	—	—	(1)	—
Balance at end of period	(81)	(48)	(81)	(48)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,620)	(1,588)	(1,719)	(1,433)
Other comprehensive income (loss) before reclassifications	(21)	140	78	(15)
Balance at end of period	(1,641)	(1,448)	(1,641)	(1,448)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	21	(1)	(2)	1
Other comprehensive income (loss) before reclassifications	4	6	33	4
Amounts reclassified from accumulated other comprehensive income	(4)	(2)	(10)	(2)
Balance at end of period	21	3	21	3
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,701)	$(1,493)	$(1,701)	$(1,493)

NOTE 6 EARNINGS PER SHARE

Basic earnings per share from continuing operations is computed by dividing net income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share from continuing operations is computed by dividing net income from continuing operations by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted earnings per share by applying the treasury stock method. Basic and dilutive earnings per share from discontinued operations are computed under the same approach utilizing the same weighted-average number of shares of common stock outstanding during the period and dilutive shares.

There are no adjustments required to be made to net income from continuing operations for purposes of computing basic and diluted earnings per share from continuing operations.

These financial statements are prepared on the basis that, at the date of distribution of Sylvamo common stock by International Paper to its shareholders on October 1, 2021, Sylvamo had 43,949,277 total shares of common stock outstanding. The calculation of earnings per share from continuing operations utilizes the number of shares of common stock outstanding at the date of distribution as the basis for the calculation of the weighted average number of shares of common stock outstanding for periods presented prior to the spinoff because, at that time, Sylvamo did not operate as a separate, stand-alone entity, and no shares or equity-based awards were outstanding prior to the date of distribution.

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Net income from continuing operations	$84	$101	$139	$139
Weighted average common shares outstanding	44.1	43.9	44.1	43.9
Effect of dilutive securities	0.4	—	0.2	—
Weighted average common shares outstanding - assuming dilution	44.5	43.9	44.3	43.9
Earnings per share from continuing operations - basic	$1.90	$2.30	$3.15	$3.16
Earnings per share from continuing operations - diluted	$1.89	$2.30	$3.13	$3.16

NOTE 7 DIVESTITURE AND IMPAIRMENT OF BUSINESS

RUSSIAN OPERATIONS

2022: During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the condensed consolidated and combined statement of operations. All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities held for sale in the accompanying condensed consolidated balance sheet. The Russian operations were previously part of the Europe business segment. The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to Discontinued Operations, net of taxes, related to the Russian operations for all periods presented in the condensed consolidated and combined statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
NET SALES	$157	$149	$313	$303
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	139	117	242	223
Selling and administrative expenses	3	1	4	3
Depreciation, amortization and cost of timber harvested	—	4	4	8
Distribution expenses	7	11	17	21
Taxes other than payroll and income taxes	1	—	1	1
Impairment of business	156	—	224	—
Interest (income) expense, net	(2)	—	(3)	—
INCOME (LOSS) BEFORE INCOME TAXES	(147)	16	(176)	47
Income tax provision (benefit)	(4)	2	(4)	9
DISCONTINUED OPERATIONS, NET OF TAXES	$(143)	$14	$(172)	$38

The following summarizes the major classes of assets and liabilities of the Russian operations reconciled to current assets and long-term assets and liabilities held for sale and current and long-term liabilities held for sale in the accompanying condensed consolidated balance sheet:

In millions	June 30, 2022	December 31, 2021
Cash and temporary investments	$84	$21
Accounts and notes receivable	90	88
Contract assets	2	3
Inventories	98	63
Other current assets	2	4
Current Assets Held for Sale	$276	$179
Plants, Properties and Equipment	38	121
Goodwill	14	10
Right of Use Assets	2	1
Deferred Charges and Other Assets	27	9
Long-Term Assets Held for Sale (a)	$81	$141
Notes payable and current maturities of long-term debt	$2	$1
Accounts payable	81	58
Accrued payroll and benefits	6	3
Other current liabilities	177	29
Current Liabilities Held for Sale	$266	$91
Long-Term Debt	0	1
Deferred Income Taxes	—	—
Other Liabilities	22	12
Long-Term Liabilities Held for Sale (a)	$22	$13

(a) Amounts included in current “Assets held for sale” and current “Liabilities held for sale” in the accompanying consolidated balance sheet as of June 30, 2022.

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the condensed consolidated and combined statement of cash flows:

In millions for the six months ended June 30	2022	2021
Cash Provided by Operating Activities	$45	$67
Cash Provided by (Used for) Investment Activities (a)	$(5)	$7

(a) Includes cash invested in capital projects of $5 million and $5 million for the six months ended June 30, 2022 and 2021, respectively.

During the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company was evaluating to exit the business. As a result, a pre-tax charge of $68 million ($57 million, net of taxes) was recorded for the impairment and allocated to the Russian fixed assets. During the second quarter of 2022, a pre-tax charge of $156 million ($156 million after taxes) was recorded to reserve for the elimination of the cumulative foreign currency translation losses related to our Russian operations. These charges are included in “Impairment of business” within the summarized income statement for our Russian operations included in this footnote and is included in “Discontinued operations, net of taxes” in the condensed consolidated and combined statement of operations.

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $64 million at both June 30, 2022 and December 31, 2021, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	June 30, 2022	December 31, 2021
Accounts and notes receivable:
Trade	$447	$391
Notes and other	22	11
Total	$469	$402
The allowance for expected credit losses was $22 million and $19 million at June 30, 2022 and December 31, 2021, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2022	December 31, 2021
Raw materials	$35	$37
Finished paper and pulp products	191	164
Operating supplies	72	69
Other	6	9
Total	$304	$279
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.6 billion and $3.5 billion at June 30, 2022 and December 31, 2021, respectively. Depreciation expense was $32 million and $31 million for the three months and $62 million and $62 million for the six months ended June 30, 2022 and 2021, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $6 million each at June 30, 2022 and December 31, 2021.

Interest

Interest payments of $34 million and $1 million were made during the six months ended June 30, 2022 and June 30, 2021, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Interest expense	$20	$1	$39	$1
Interest income	(2)	(30)	(4)	(30)
Capitalized interest cost	(1)	—	(1)	—
Total	$17	$(29)	$34	$(29)

ASSET RETIREMENT OBLIGATIONS

At both June 30, 2022 and December 31, 2021, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 9 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $8 million for the three months and $30 million and $17 million for the six months ended June 30, 2022 and 2021, respectively.
Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Right of use assets	$40	$40
Finance lease assets	Plants, properties, and equipment, net (a)	25	27
Total leased assets		$65	$67
Liabilities
Current
Operating	Other current liabilities	$14	$15
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	31	25
Finance	Long-term debt	16	17
Total lease liabilities		$64	$60
(a)Finance leases are recorded net of accumulated amortization of $12 million and $9 million as of June 30, 2022 and December 31, 2021, respectively.

NOTE 10 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the six months ended June 30, 2022:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2021
Goodwill	$11	$112	$—	$123
Accumulated impairment losses	(1)	—	—	(1)
	$10	$112	$—	$122
Currency translation and other (a)	(1)	7	—	6
Balance as of June 30, 2022
Goodwill	10	119	—	129
Accumulated impairment losses	(1)	—	—	(1)
Total	$9	$119	$—	$128
(a)Represents the effects of foreign currency translations and reclassifications.
Other Intangibles
Identifiable intangible assets comprised the following:

	June 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$59	$(51)	$8	$56	$(48)	$8
Software	3	(3)	—	3	(2)	1
Other	4	(4)	—	4	(4)	—
Total	$66	$(58)	$8	$63	$(54)	$9
Amortization expense related to intangibles was immaterial for each of the three months and six months ended June 30, 2022 and 2021, respectively.
NOTE 11 INCOME TAXES
An income tax provision of $33 million and $59 million was recorded for the three and six months ended June 30, 2022 and the reported effective income tax rate was 28% and 30%, respectively. An income tax provision of $39 million and $54 million was recorded for the three and six months ended June 30, 2021, and the reported effective income tax rate was 27% and 28%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $114 million in tax, and $355 million in interest, penalties and fees as of June 30, 2022 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings
The Company is subject to environmental remediation laws and regulations in the countries in which we operate. Remediation costs are recorded in the condensed consolidated and combined financial statements when they become probable and reasonably estimable. The Company has estimated the probable liability associated with these environmental remediation matters to be approximately $23 million in the aggregate as of June 30, 2022. The $23 million estimated probable liability pertains to matters on property owned by the Company’s Russian operations, and as a result, is included in “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet. The increase from the estimated probable liability of $15 million reported for these matters as of March 31, 2022 is due to increased strength of the Russian ruble.
In 2018, the Company discovered and voluntarily disclosed to the Russian environmental agency, Rosprirodnadzor (“RPN”) the presence of mercury contamination in sediment in a river tributary that traverses the Company’s mill property in Svetogorsk, Russia, and the authorities initiated an investigation. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020. The Company continues to remediate the soil and groundwater contamination associated with the chlor-alkali plant. Of the $23 million estimated probable liability for environmental remediation matters as of June 30, 2022, $17 million is associated with this matter.

In February 2022, the Company received from RPN a damage claim in the amount of approximately $9 million relating to alleged discharges of mercury, aluminum and lignin into the river in 2019 from the contaminated sediment at the Svetogorsk mill site. The Company has estimated the probable liability for this matter at approximately $2 million as of June 30, 2022, which estimate reflects the results of expert sampling and testing conducted by the Company for the presence of the pollutants claimed to be released in 2019.

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

Taxes Other Than Payroll Taxes
In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (“VAT”) should not be included in the basis of federal VAT calculation, and in 2021, such court ruled on the definition of VAT. The rulings are final with no further rulings or action in this matter expected. We recognized a receivable as a result of such rulings. As of June 30, 2022, the receivable is $7 million after giving effect to the portion of the receivable that has been consumed by offsetting various taxes payable.

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

We have other open tax matters awaiting resolution in Brazil, which are at various stages of review in various administrative and judicial proceedings. We routinely assess these tax matters for materiality and probability of loss or gain, and appropriate amounts have been recorded in our financial statements for any open items where the risk of loss is deemed probable. We currently do not consider any of these other tax matters to be material individually. However, it is reasonably possible that settlement of any of these matters concurrently could result in a material loss or that over time a matter could become material, for example, if interest were accruing on the amount at issue for a significant period of time. Also, future exchange rate fluctuations could be unfavorable to the U.S. dollar and significant enough to cause an open matter to become material. The expected timing for resolution of these open matters ranges from one year to ten years.

NOTE 13 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior Notes. The proceeds of the debt were directly attributed to the Company and as such are reflected as long-term debt.

In addition to the debt noted above, the Company has the ability to access a five-year cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”). As of June 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility. As of December 31, 2021, the Company had $20 million outstanding borrowings on the Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt.”

Long-term debt is summarized in the following table:

In millions	June 30, 2022	December 31, 2021
Term Loan F - due 2027 (a)	$506	$512
Term Loan B - due 2028 (b)	348	401
7.00% Senior Notes - due 2029 (c)	443	443
Other	18	20
Less: current portion	(25)	(19)
Total	$1,290	$1,357

(a) As of June 30, 2022 and December 31, 2021, presented net of $4 million and $5 million in unamortized debt issuance costs, respectively.
(b) As of June 30, 2022 and December 31, 2021, presented net of $4 million and $5 million in unamortized debt issuance costs, respectively. As of June 30, 2022 and December 31, 2021, presented net of $3 million and $4 million in unamortized original issue discount paid, respectively.
(c) As of June 30, 2022 and December 31, 2021, presented net of $7 million and $7 million in unamortized debt issuance costs, respectively.

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

We are receiving interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 2.52% and 1.05% as of June 30, 2022 and December 31, 2021, respectively.

In the fourth quarter of 2021 in connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to LIBOR and the fixed interest rate per notional amount ranging from 1.05% to 1.40%. As of June 30, 2022, the fair value of these interest rate swaps was an asset of $26 million. As of December 31, 2021, the fair value of these interest rate swaps was immaterial. Fair values of interest rate swap assets are reflected in “Deferred charges and other assets.”

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

The components of net periodic pension expense are included in “Cost of products sold” and “Selling and administrative expenses.” Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the six months ended June 30, 2022 and for the plans accounted for as single-employer plans for the six months ended June 30, 2022 was immaterial.

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
Subsequent to the spin-off, Sylvamo adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares available under its long-term incentive plan (“LTIP”) that grants certain employees or non-employee directors of the Company different forms of awards including time-based and performance-based restricted stock units. As of June 30, 2022, 3,212,359 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Total stock-based compensation expense (included in selling and administrative expense)	$7	$4	$11	$7
As of June 30, 2022, $25 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.
NOTE 16 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis, consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profit is used by the Company’s management to measure the earnings performance of its businesses. Management believes that this measure provides investors and analysts useful insights into our operating performance. Business segment operating profit is defined as income from continuing operations before income taxes, excluding interest (income) expense, net, and net special items.
External sales are defined as those that are made to parties outside the Company’s combined group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.
Information By Business Segment
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Europe	$135	$94	$252	$178
Latin America	249	189	464	357
North America	549	426	1,057	808
Intersegment Sales	(21)	(14)	(40)	(24)
Net Sales	$912	$695	$1,733	$1,319

Business Segment Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Europe	$17	$4	$19	$(3)
Latin America	59	44	98	86
North America	66	21	128	39
Business Segment Operating Profit	$142	$69	$245	$122
Income from continuing operations before income taxes	$117	$140	$198	$193
Interest (income) expense, net	17	(29)	34	(29)
Net special items expense (income)	8	(42)	13	(42)
	$142	$69	$245	$122
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

Net transfers from Parent are included within the summary of changes in equity included in Note 4 Equity. The components of the net transfers from International Paper are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
General financing activities	$—	$(120)	$—	$(79)
Corporate allocations	—	42	—	80
Stock-based compensation	—	4	—	7
Total net transfers from Parent	$—	$(74)	$—	$8

Related Party Sales and Purchases
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $147 million for the six months ended June 30, 2022.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $47 million for the six months ended June 30, 2022.

Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo will provide certain services to one another on an interim, transitional basis. The services to be provided include certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by Sylvamo under the Transition Services Agreement for the six months ended June 30, 2022 was $16 million.

Related Party Receivable

The Company had related party receivables of $1 million and $3 million as of June 30, 2022 and December 31, 2021, respectively, related to product sales to International Paper and other items. Related party receivables are included in “Accounts and notes receivable.”

Related Party Payable

The Company had related party payables of $84 million and $110 million as of June 30, 2022 and December 31, 2021, respectively, related to inventory purchases from International Paper. Related party payables are included in “Accounts payable” and “Other current liabilities.”

Included in our December 31, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which was repaid throughout the first six months of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s 10-K for the three years ended December 31, 2021, 2020 and 2019. In addition to historical consolidated combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2021 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

THE SPIN-OFF

Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. These condensed consolidated and combined financial statements reflect the combined historical results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The condensed consolidated and combined financial statements have been prepared in U.S. dollars and in conformity with U.S. GAAP. We recommend that the accompanying condensed consolidated and combined financial statements be read in conjunction with the audited consolidated combined financial statements and the notes thereto included in our 2021 10-K. The accompanying condensed consolidated and combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.
EXECUTIVE SUMMARY
In the second quarter of 2022, we increased earnings and generated strong cash from continuing operations. In May, we announced the decision to sell our Russian operations and the business is now classified as discontinued operations. Second quarter net income from continuing operations was $84 million ($1.89 per diluted share), compared with $55 million ($1.25 per diluted share) for the first quarter. Operating cash from continuing operations was $76 million in the second quarter compared to $54 million in the prior quarter. Adjusted EBITDA was $189 million in the second quarter, which represents a 30% increase of $43 million from first quarter adjusted EBITDA of $146 million. Additionally, our second quarter adjusted EBITDA margin of 20.7% represents a 290 basis point improvement from our adjusted EBITDA margin of 17.8% in the prior quarter. Free cash flow improved in the second quarter to $39 million compared to $32 million in the first quarter.

Comparing our performance in the second quarter to the first quarter, we benefited from gains in pricing, and commercial and operational execution, all of which combined allowed us to outpace inflation and expand our margins. The improvement in price and mix reflected better price realization in Europe and North America that exceeded our forecasts. Demand for uncoated freesheet continued to strengthen in Latin America and North America as schools and offices reopened. Volumes remained strong and our production facilities ran full in all three regions. In addition, we initiated a dividend program during the quarter, which was paid in July, we paid down $48 million in long-term debt, and our Board of Directors authorized a share repurchase program of up to $150 million.

Looking ahead to the third quarter of 2022, we remain committed to generating strong earnings and cash flow despite continuing cost inflation and supply chain and geo-political challenges. Global uncoated freesheet demand is expected to remain strong. Selling prices remain favorable and we expect to realize the benefits of price increases already communicated to our customers in all regions, which we expect will allow us to continue outpacing input and transportation cost inflation. Lastly, we will continue to pursue the sale of our Russian operations.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes.” All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities of discontinued operations. We recorded a pre-tax charge of $68 million ($57 million after taxes) for the impairment of the Russian fixed assets during the first quarter of 2022 and a pre-tax charge of

$156 million ($156 million after taxes) during the second quarter of 2022 to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian business. See Note 7 Divestiture and Impairment of Business for further details. Unless otherwise indicated, all financial information refers to continuing operations.

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represented approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.
RESULTS OF OPERATIONS
The following summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
NET SALES	$912	$695	$1,733	$1,319
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	562	408	1,108	828
Selling and administrative expenses	81	57	147	96
Depreciation, amortization and cost of timber harvested	32	31	63	62
Distribution expenses	97	82	171	156
Taxes other than payroll and income taxes	6	6	12	13
Interest (income) expense, net	17	(29)	34	(29)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	117	140	198	193
Income tax provision	33	39	59	54
NET INCOME FROM CONTINUING OPERATIONS	84	101	139	139
Discontinued operations, net of taxes	(143)	14	(172)	38
NET INCOME (LOSS)	$(59)	$115	$(33)	$177

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net Sales

For the three months ended June 30, 2022, the Company reported net sales of $912 million, compared with $695 million for the three months ended June 30, 2021. The net sales increase was primarily driven by an increase in average sales prices of our products, reflecting our success in obtaining price increases from our customers in order to offset higher input costs. International net sales (based on the location of the seller and including U.S. exports) totaled $363 million, or 40% of total sales for the three months ended June 30, 2022. This compares with international net sales of $276 million, or 40% of total sales for the three months ended June 30, 2021. Additional details on net sales are provided in the section titled “Business Segment Operating Results.”

Cost of Products Sold

Cost of products sold increased by $154 million, primarily due to higher input and operating costs compared to the prior period.

Selling and Administrative Expenses

The $24 million increase in selling and administrative expenses was the result of the increase in net sales activity and $8 million and $9 million of expense recognized in the three months ended June 30, 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $17 million of net interest expense primarily related to the long-term debt we incurred in conjunction with our spin-off and the inclusion in 2021 of pre-tax income of $28 million associated with the accrual of a foreign value-added tax credit. Additional details regarding debt incurred are provided in Note 13 Long-Term Debt to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

A net income tax provision of $33 million was recorded for the three months ended June 30, 2022. A net income tax provision of $39 million was recorded for the three months ended June 30, 2021. The effective income tax rate for continuing operations was 28% for the three months ended June 30, 2022 compared to 27% for the three months ended June 30, 2021. The income tax provision and effective income tax rate for continuing operations increased for the three months ended June 30, 2022 primarily due to the mix of earnings in the U.S. and various income tax rates in non-US jurisdictions.

Discontinued Operations

Income (loss) from discontinued operations for the second quarter of 2022 includes a pre-tax charge of $156 million ($156 million after taxes) to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian operations. See Note 7 Divestiture and Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Sales

For the six months ended June 30, 2022, the Company reported net sales of $1.7 billion, compared with $1.3 billion for the six months ended June 30, 2021. The net sales increase was primarily driven by an increase in average sales prices of our products, reflecting our success in obtaining price increases from our customers in order to offset higher input and operating costs. International net sales (based on the location of the seller and including U.S. exports) totaled $676 million, or 39% of total sales for the six months ended June 30, 2022. This compares with international net sales of $522 million, or 40% of total sales for the six months ended June 30, 2021. Additional details on net sales are provided in the section titled “Business Segment Operating Results.”

Cost of Products Sold

Cost of products sold increased by $280 million, primarily due to higher input and operating costs compared to the prior period.

Selling and Administrative Expenses

The $51 million increase in selling and administrative expenses was the result of the increase in net sales activity and $16 million and $12 million of expense recognized in the six months ended June 30, 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $34 million of net interest expense primarily related to the long-term debt we incurred in conjunction with our spin-off and the inclusion in 2021 of pre-tax income of $28 million associated with the accrual of a foreign value-added tax credit. Additional details regarding debt incurred are provided in Note 13 Long-Term Debt to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

A net income tax provision of $59 million was recorded for the six months ended June 30, 2022. A net income tax provision of $54 million was recorded for the six months ended June 30, 2021. The effective income tax rate was 30% for the six months ended June 30, 2022 compared to 28% for the three months ended June 30, 2021. The income tax provision and effective income tax rate increased for the six months ended June 30, 2022 primarily due to the mix of earnings in the U.S. and various income tax rates in non-US jurisdictions

Discontinued Operations

Income (loss) from discontinued operations for the six months ended June 30, 2022 includes a pre-tax charge of $68 million ($57 million, net of taxes) for the impairment of our Russian fixed assets and a pre-tax charge of $156 million ($156 million after taxes) to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian operations. See Note 7 Divestiture and Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

BUSINESS SEGMENT RESULTS

Overview
Management provides business segment operating profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business segment operating profit is reconciled to Income from continuing operations before income taxes, the most directly comparable GAAP measure. Business segment operating profit may be determined or calculated differently by other companies and therefore may not be comparable among companies.

The following table presents a comparison of Income from continuing operations before taxes to business segment operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,

In millions	2022	2021	2022	2021
Income From Continuing Operations Before Income Taxes	$117	$140	$198	$193
Interest (income) expense, net	17	(29)	34	(29)
Net special items expense (income) (b)	8	(42)	13	(42)
Business Segment Operating Profit (a)	$142	$69	$245	$122
Europe	$17	$4	$19	$(3)
Latin America	59	44	98	86
North America	66	21	128	39
Business Segment Operating Profit (a)	$142	$69	$245	$122

(a)    We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest (income) expense and net special items. We believe that business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include one-time costs associated with the spin-off and the accrual of a foreign value-added tax refund and related interest income in Brazil.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s business segments. See Note 16 Financial Information by Business Segment and Geographic Area to our condensed consolidated and combined financial statements included elsewhere in this Form 10-Q for more information on the Company’s business segments.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net Sales	$135	$94	$252	$178
Operating Profit	$17	$4	$19	$(3)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, our Europe business segment net sales increased $41 million, compared to the same period in 2021, primarily due to a continued recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the three months ended June 30, 2022 was $13 million higher than the same period in 2021, driven primarily by increased sales prices and more favorable product mix ($38 million), along with slightly more favorable volume ($1 million), which more than offset the impacts of higher input costs primarily for purchased pulp, chemicals and energy ($14 million) and higher operating costs ($11 million).

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, our Europe business segment net sales increased $74 million, compared to the same period in 2021, primarily due to a continued recovery from the negative demand impact of the COVID-19 pandemic, resulting in an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the six months ended June 30, 2022 was $22 million higher than the same period in 2021, driven primarily by increased sales prices and more favorable product mix ($62 million) which more than offset the impacts of higher input costs primarily for purchased pulp, chemicals and energy ($24 million) and higher operating costs ($17 million).

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net Sales	$249	$189	$464	$357
Operating Profit	$59	$44	$98	$86

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, our Latin America business segment net sales increased $60 million, compared to the same period in 2021, primarily driven by an increase in the market price of uncoated freesheet and pulp for both export and domestic markets, reflecting continued recovery from the negative demand impact of the COVID-19 pandemic.

Operating profit for Latin America for the three months ended June 30, 2022 was $15 million higher than the same period in 2021, as the benefits of increased sales prices and more favorable product mix ($53 million) more than offset higher operating costs ($12 million) and higher input costs ($26 million), primarily for purchased pulp, chemicals and energy.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, our Latin America business segment net sales increased $107 million, compared to the same period in 2021, primarily driven by an increase in the market price of uncoated freesheet and pulp for both export and domestic markets, reflecting continued recovery from the negative demand impact of the COVID-19 pandemic.

Operating profit for Latin America for the six months ended June 30, 2022 was $12 million higher than the same period in 2021, as the benefits of increased sales prices and more favorable product mix ($98 million) more than offset higher operating costs ($32 million) and higher input costs ($54 million), primarily for purchased pulp, chemicals and energy.

North America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net Sales	$549	$426	$1,057	$808
Operating Profit	$66	$21	$128	$39

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, our North America business segment net sales increased $123 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls, reflecting continued demand recovery from the COVID-19 pandemic.

Operating profit for North America for the three months ended June 30, 2022 was $45 million higher than the same period in 2021, primarily due to increased sales price ($97 million) and volume ($2 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic, as well as lower outage costs ($2 million). These changes were partially offset by higher operating costs ($7 million) and increased input costs ($49 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022, our North America business segment net sales increased $249 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls, reflecting continued demand recovery from the COVID-19 pandemic.

Operating profit for North America for the six months ended June 30, 2022 was $89 million higher than the same period in 2021, primarily due to increased sales price ($175 million) and volume ($13 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic. These changes were partially offset by higher planned maintenance outages ($1 million), higher operating costs ($2 million) and increased input costs ($96 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

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

	Three Months Ended June 30,		Three Months Ended March 31, 2022	Six Months Ended June 30,
In millions	2022	2021		2022	2021
Net Income (Loss)	$(59)	$115	$26	$(33)	$177
Less: Discontinued operations, net of taxes	(143)	14	(29)	(172)	38
Net Income From Continuing Operations	84	101	55	139	139
Income tax provision	33	39	26	59	54
Interest (income) expense, net	17	(29)	17	34	(29)
Depreciation, amortization and cost of timber harvested	32	31	31	63	62
Stock-based compensation	7	4	4	11	7
Transition service agreement expense	8	—	8	16	—
Net special items expense (income) (a)	8	(42)	5	13	(42)
Adjusted EBITDA (b)	$189	$104	$146	$335	$191
Net Sales	$912	$695	$821	$1,733	$1,319
Adjusted EBITDA Margin	20.7%	15.0%	17.8%	19.3%	14.5%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include one-time costs associated with the spin-off and the accrual of a foreign value-added tax refund and related interest income in Brazil.
(b) We define Adjusted EBITDA (non-GAAP) as net income (loss) (GAAP) excluding discontinued operations, net of tax plus the sum of income taxes, net interest (income) expense, depreciation, amortization and cost of timber harvested, transition service agreement expense, stock-based compensation, and, when applicable for the periods reported, net special items.

Management utilizes the Free Cash Flow measure in connection with managing our business and believes that Free Cash Flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and potentially return cash to shareowners in the future. It should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. Free Cash Flow also enables investors to perform meaningful comparisons between past and present periods. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operating activities from continuing operations.
The following is a reconciliation of Cash provided by continuing operations to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Cash provided by operating activities from continuing operations	$76	$110	$130	$155
Adjustments:
Cash invested in capital projects	(37)	(14)	(59)	(27)
Free Cash Flow	$39	$96	$71	$128

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

During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 2029 Senior Notes and borrowings from our cash flow-based revolving credit facility. The aggregate amount outstanding on this debt as of June 30, 2022, was $1.3 billion. See Note 13 Long-Term Debt to the condensed consolidated and combined financial statements for further discussion. The proceeds of the debt were used primarily to fund a special payment to International Paper and to pay related fees and expenses. The Company’s cash flow-based revolving credit facility has a total borrowing capacity of $450 million, of which approximately $440 million was available as of June 30, 2022.

The terms of the agreements governing our debt contain customary limitations for the financing as well as other provisions. These provisions may also restrict our business and, in the event we cannot meet the terms of those provisions, may adversely impact our financial condition, results of operations or cash flows.
Operating Activities

Cash provided by operating activities from continuing operations totaled $130 million for the six months ended June 30, 2022, compared with cash provided by operating activities from continuing operations of $155 million for the six months ended June 30, 2021. The decrease in cash provided by operating activities in 2022 relates primarily to changes in working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $85 million for the six months ended June 30, 2022, compared with cash used for working capital components of $51 million for the six months ended June 30, 2021. The six months ended June 30, 2022 working capital components primarily reflect $58 million, $33 million, and $31 million in cash used for our accounts and notes receivable, inventories, and accounts payable and accrued liabilities balances, respectively, offset by $37 million of cash provided by our other operating activities. The six months ended June 30, 2021 working capital components primarily reflect $26 million and $63 million of cash used for our accounts and notes receivable balance and other operating activities, respectively, offset by $5 million and $33 million of cash provided by our inventories and accounts payable and accrued liabilities balances, respectively.
Investment Activities

The total cash used for investing activities from continuing operations for the six months ended June 30, 2022 increased from the six months ended June 30, 2021, primarily due to the increase in capital spending in the current year.

The following table shows capital spending by business segment, which represents the most significant portion of our investment activities.

	Six Months Ended June 30,
In millions	2022	2021
Europe	$2	$4
Latin America	21	15
North America	13	8
Corporate	23	—
Total	$59	$27

Capital spending primarily consists of purchases of machinery and equipment and reforestation costs related to our global mill operations. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 94% and 44% for the six months ended June 30, 2022 and 2021, respectively.
Financing Activities

Cash used for financing activities from continuing operations for the six months ended June 30, 2022 primarily reflects the payments of $20 million, $55 million, and $7 million on our outstanding principal debt balances for the Revolving Credit Facility, Term Loan B, and Term Loan F, respectively. Cash used for financing activities from continuing operations for the six months ended June 30, 2021 primarily represented transactions between us and International Paper. These transactions were considered to be effectively settled for cash at the time the transaction was recorded. The components of these transactions (or transfers) included (i) constructive cash transfers from us to International Paper, (ii) cash transfers from International Paper to fund our requirements for working capital commitments and (iii) an allocation of International Paper’s corporate expenses.

On May 18, 2022, the Board declared a quarterly dividend of $0.1125 per share for the period of July 1, 2022 to September 30, 2022. The dividend was paid on July 15, 2022, to holders of record at the close of business on June 17, 2022.

Also on May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion.

Contractual Obligations

Our 2021 10-K included disclosures of our contractual obligations and commitments as of December 31, 2021. Total purchase obligations related to discontinued operations as of December 31, 2021 were $4 million. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our 2021 10-K have been reduced by the required payments.

Capital Expenditures

For the six months ended June 30, 2022, we have invested approximately $59 million, or 3.4% of net sales, in total capital expenditures. Over that period, we spent approximately $26 million, or 1.5% of net sales, in maintenance capital expenditures, and approximately $33 million, or 1.9% of net sales, in strategic capital expenditures and reforestation. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $130 to $150 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $20 million on high-return projects in 2022.
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
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2022.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains information that includes or is based upon forward-looking statements. Forward-looking statements forecast or state expectations concerning future events. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “assume,” “could,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and other words and terms of similar meaning, or they are tied to future periods in connection with discussions of the Company’s performance. Some examples of forward-looking statements include those relating to plans, expectations, and projections concerning our business and performance, our plans relating to our Russian operations, our future capital and other expenditures, our anticipated cash requirements and our ability to meet them and our future ability to generate sufficient cash flow.

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: the impact of continued changes in international conditions, including the war in Ukraine, as well as sanctions and other actions that may be taken by Russia and in other jurisdictions in which we operate; deterioration of other economic and political conditions where we operate including continued inflation that increases our costs of operating and potential economic recession decreasing demand for our products; workforce, natural gas, fuel and transportation shortages experienced by us and our suppliers creating challenges for our and their operations to overcome, increasing supplier’s prices charged us, and increasing our costs of operating; the failure to sell or otherwise exit our Russian operations on terms reflecting the value placed by us on such operations or at all; the inability to obtain the necessary regulatory approvals or to repatriate proceeds from a potential sale of our Russian operations; the pursuit by ACR Group Paper Holdings LP (“ACR”) of any of the potential plans or proposals identified in the Schedule 13D filed by ACR with respect to the Company on April 21, 2022; an event occurs that causes the rights issued under the Rights Agreement adopted by the Company on April 22, 2022, to become exercisable; new COVID-19 variants arising that worsen the impact on our business of the pandemic and the measures implemented to contain it; climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; increases in our cost of and decreases in the availability to us of raw materials, energy and transportation; reduced truck, rail and ocean freight availability which could result in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; the loss of our commercial agreements with International Paper; our limited operating history separate from International Paper, and we may not be able to operate profitably as a stand-alone company or achieve the expected benefits of our separation from International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our substantial indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”), as such disclosures may be amended, supplemented or superseded from time to time by other reports that we file with the Securities and Exchange Commission, including subsequent quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2021 10-K. Except for the following risk factors, there have been no material changes to the risk factors described in the 2021 10-K:

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

The Russian Federation’s military invasion of Ukraine that commenced on February 24, 2022, has resulted in certain sanctions being imposed by the United States, the European Union, the United Kingdom and other jurisdictions, counter-actions taken by Russia, and voluntary actions taken by various business entities based outside of Russia to cease or suspend their business conducted within Russia. Neither the Company, nor any of its Russian subsidiaries, directors or employees are specially designated nationals (“SDNs”) or blocked persons, or otherwise named in sanctions packages, and our mill is located near the Finnish border and is not near the conflict in Ukraine. The Company is operating in accordance with applicable sanctions regimes currently in effect. However, since the invasion of Ukraine, our operations in Russia have experienced loss of customers and suppliers, disruptions in raw materials supplies, increased raw material costs and higher transportation and other supply chain costs. For example, multiple non-Russian customers of the Svetogorsk mill have discontinued purchasing products manufactured by the mill, potentially resulting in future mill lack-of-order downtime. Also for example, a significant supplier to our Svetogorsk, mill announced shortly after the invasion commenced that it would discontinue deliveries to Russia until further notice, in light of the Russian actions in Ukraine. Facing inadequate supplies of critical raw materials, the Svetogorsk mill has been operating using such substitute materials as it has been able to procure.

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

Although management has committed to a plan to sell the Company’s Russian operations, there is no assurance that there will be a buyer for our Russian operations, that negotiations between us and any such buyer will result in a definitive agreement, that the terms of any such agreement will reflect the value placed by us on such operations, that we will obtain the necessary regulatory approvals in Russia to conduct a sale, that we otherwise will be able to consummate a sale or that we will be able to repatriate funds received in a sale. Further, even if we are able to consummate a sale, we may not accurately or fully anticipate the impacts of the sale on our continuing operations.

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

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – Divestiture of Russian Operations..

The risk factors in “Item 1A. Risk Factors,” in the 2021 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

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

SYLVAMO CORPORATION

Date: August 11, 2022	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller