Form 10-Q
period 2022-09-30
Sylvamo Corp
filed 2022-11-10
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              to
______________________________
Commission File Number 001-40718
________________
SYLVAMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
________________

Delaware	86-2596371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6077 Primacy Parkway Memphis, Tennessee	38119
(Address of Principal Executive Offices)	(Zip Code)
901-519-8000
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former name, former address and and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Trading Symbol(s)	Name of each exchange on which each class is to be registered
Common Stock, par value $1.00 per share	SLVM	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 4, 2022 was 44,128,521.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
NET SALES	$968	$731	$2,701	$2,050
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	687	556	1,965	1,540
Selling and administrative expenses	80	46	227	142
Depreciation, amortization and cost of timber harvested	30	33	94	95
Taxes other than payroll and income taxes	6	8	18	21
Interest (income) expense, net	18	10	52	(19)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147	78	345	271
Income tax provision	38	19	97	73
NET INCOME FROM CONTINUING OPERATIONS	109	59	248	198
Discontinued operations, net of taxes	(52)	33	(224)	71
NET INCOME (LOSS)	$57	$92	$24	$269
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.47	$1.34	$5.62	$4.50
Discontinued operations, net of taxes	(1.18)	0.75	(5.08)	1.60
Net earnings (loss)	$1.29	$2.09	$0.54	$6.10
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.44	$1.34	$5.58	$4.50
Discontinued operations, net of taxes	(1.16)	0.75	(5.04)	1.60
Net earnings (loss)	$1.28	$2.09	$0.54	$6.10
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
NET INCOME (LOSS)	$57	$92	$24	$269
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	—	(1)	—
Change in cumulative foreign currency translation adjustment	(57)	(100)	21	(115)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of ($(2), $2, ($15) and $1)	7	(5)	40	(1)
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1, $(1), $6 and $1)	(2)	1	(12)	(1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(52)	(104)	48	(117)
COMPREHENSIVE INCOME (LOSS)	$5	$(12)	$72	$152
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$163	$159
Accounts and notes receivable, net	482	402
Contract assets	28	26
Inventories	338	279
Assets held for sale	377	179
Other current assets	21	63
Total Current Assets	1,409	1,108
Plants, Properties and Equipment, net	753	764
Forestlands	303	278
Goodwill	124	122
Right of Use Assets	39	40
Long-Term Assets Held for Sale	—	141
Deferred Charges and Other Assets	169	144
TOTAL ASSETS	$2,797	$2,597
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$396	$387
Notes payable and current maturities of long-term debt	29	41
Accrued payroll and benefits	56	48
Liabilities held for sale	365	91
Other current liabilities	183	191
Total Current Liabilities	1,029	758
Long-Term Debt	1,200	1,357
Deferred Income Taxes	181	169
Long-Term Liabilities Held for Sale	—	13
Other Liabilities	129	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.1 shares and 43.9 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	44	44
Paid-in capital	20	4
Retained earnings	1,949	1,935
Accumulated other comprehensive loss	(1,753)	(1,801)
	260	182
Less: Common stock held in treasury, at cost, 0.1 shares and 0.0 shares at September 30, 2022 and December 31, 2021, respectively	(2)	—
Total Equity	258	182
TOTAL LIABILITIES AND EQUITY	$2,797	$2,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30
	2022	2021
OPERATING ACTIVITIES
Net income from continuing operations	$248	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	94	95
Deferred income tax provision (benefit), net	4	(8)
Stock-based compensation	16	10
Changes in operating assets and liabilities and other:
Accounts and notes receivable	(81)	(37)
Inventories	(76)	(9)
Accounts payable and accrued liabilities	18	97
Other	53	(54)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	276	292
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	20	87
CASH PROVIDED BY OPERATING ACTIVITIES	296	379
INVESTMENT ACTIVITIES
Invested in capital projects	(91)	(47)
Cash pool arrangements with Parent	—	181
Other	—	(8)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(91)	126
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(5)	14
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(96)	140
FINANCING ACTIVITIES
Net transfers from Parent	—	(359)
Special payment to Parent	—	(1,520)
Dividends paid	(5)	—
Issuance of debt	—	1,499
Reduction of debt	(174)	(5)
Other	(2)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(181)	(385)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(1)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(182)	(386)
Effect of Exchange Rate Changes on Cash	27	(96)
Change in Cash Included in Assets Held for Sale	41	(17)
Change in Cash and Temporary Investments	4	54
Cash and Temporary Investments
Beginning of the period	159	70
End of the period	$163	$124
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

Prior to the spin-off, we historically operated as part of International Paper and not as a standalone company. These condensed consolidated and combined financial statements reflect the combined historical results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The condensed consolidated and combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). We recommend that the accompanying condensed consolidated and combined financial statements be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our 2021 Form 10-K. The accompanying condensed consolidated and combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

For the periods prior to the spin-off, the condensed combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the three months and nine months ended September 30, 2021, the Company was allocated $35 million and $120 million, respectively, of such general corporate expenses related to continuing operations, which were included within “Cost of products sold” and “Selling and administrative expenses.” Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during these periods would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during the periods prior to completion of the spin-off.

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

On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper is no longer a related party.

The Company operates on a calendar year-end.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the condensed consolidated and combined statement of operations and the notes to the condensed consolidated and combined financial statements. All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities held for sale in the accompanying condensed consolidated balance sheet. We recorded a pre-tax charge of $68 million ($57 million after taxes) for the impairment of the Russian fixed assets during the first quarter of 2022 and $156 million ($156 million after taxes) and $78 million ($78 million after taxes) during the second and third quarters of 2022, respectively, to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian business. See Note 8 Divestiture and Impairment of Business for further details.

Our operations in Russia included a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represented approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.

In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation, for $420 million. After foreign currency exchange costs and transaction fees, Sylvamo received approximately $390 million in cash proceeds.
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2022.

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
NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Europe
Uncoated Papers	$103	$62	$305	$184
Market Pulp	27	18	77	61
Europe	130	80	382	245
Latin America
Uncoated Papers	249	187	673	520
Market Pulp	—	13	—	37
Latin America	249	200	673	557
North America
Uncoated Papers	569	429	1,582	1,194
Market Pulp	20	22	64	54
North America	589	451	1,646	1,248
Total	$968	$731	$2,701	$2,050
Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $1 million each are included in “Other current liabilities” as of September 30, 2022 and December 31, 2021, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and nine months ended September 30, 2022 and 2021 is provided below:

Three Months Ended September 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252
Stock-based employee compensation	—	—	6	—	—	—	6
Dividends ($0.1125 per share)	—	—	—	(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	57	(52)	—	5
Balance, September 30, 2022	44	$44	$20	$1,949	$(1,753)	$(2)	$258

Nine Months Ended September 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	$182
Stock-based employee compensation	—	—	16	—	—	(2)	14
Dividends ($0.2250 per share)	—	—	—	(10)	—	—	(10)
Comprehensive income (loss)	—	—	—	24	48	—	72
Balance, September 30, 2022	44	$44	$20	$1,949	$(1,753)	$(2)	$258

Three Months Ended September 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, June 30, 2021	3,777	(1,493)	2,284
Net transfers from Parent	(457)	(30)	(487)
Special payment to Parent	(1,520)	—	(1,520)
Comprehensive income (loss)	92	(104)	(12)
Balance, September 30, 2021	$1,892	$(1,627)	$265

Nine Months Ended September 30, 2021
In millions	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2020	3,592	(1,480)	2,112
Net transfers from Parent	(449)	(30)	(479)
Special payment to Parent	(1,520)	—	(1,520)
Comprehensive income (loss)	269	(117)	152
Balance,September 30, 2021	$1,892	$(1,627)	$265
Rights Agreement

On April 22, 2022, the board of directors of the Company (the “Board”) adopted a Rights Agreement (the “Rights Agreement”) and declared a dividend of one preferred share purchase right (a “Right”), payable on May 2, 2022, for each share of common stock, par value $1.00 per share, of the Company (the “Common Shares”) outstanding on May 2, 2022 (the “Record Date”) to the registered holders of Common Shares on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Shares”) at a price of $190.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The Rights initially trade with the Common Shares and generally become exercisable only if any person (or any persons acting as a group) acquires 10% (or 20% in the case of certain passive investors) or more of the Company’s outstanding Common Shares. Existing 10% or greater holders of Common Shares are grandfathered to the extent of their April 22, 2022 ownership levels.

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
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated and combined financial statements:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(81)	$(48)	$(80)	$(48)
Amounts reclassified from accumulated other comprehensive income	—	—	(1)	—
Pension plan transfer from Parent	—	(30)	—	(30)
Balance at end of period	(81)	(78)	(81)	(78)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,641)	(1,448)	(1,719)	(1,433)
Other comprehensive income (loss) before reclassifications	(57)	(100)	21	(115)
Balance at end of period	(1,698)	(1,548)	(1,698)	(1,548)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	21	3	(2)	1
Other comprehensive income (loss) before reclassifications	7	(5)	40	(1)
Amounts reclassified from accumulated other comprehensive income	(2)	1	(12)	(1)
Balance at end of period	26	(1)	26	(1)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,753)	$(1,627)	$(1,753)	$(1,627)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2022	2021	2022	2021
Net income from continuing operations	$109	$59	$248	$198
Weighted average common shares outstanding	44.1	43.9	44.1	43.9
Effect of dilutive securities	0.5	—	0.4	—
Weighted average common shares outstanding - assuming dilution	44.6	43.9	44.5	43.9
Earnings per share from continuing operations - basic	$2.47	$1.34	$5.62	$4.50
Earnings per share from continuing operations - diluted	$2.44	$1.34	$5.58	$4.50

NOTE 7 ACQUISITIONS

In September 2022, the Company announced that it had agreed to acquire Stora Enso’s uncoated freesheet paper mill in Nymolla, Sweden, for €150 million (approximately $150 million), subject to customary purchase price adjustments. The integrated mill has two pulp lines and the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The transaction is expected to close no later than the first quarter of 2023 and is subject to customary closing conditions, including receiving the required regulatory approvals.

NOTE 8 DIVESTITURE AND IMPAIRMENT OF BUSINESS

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

In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation, for $420 million. After foreign currency exchange costs and transaction fees, Sylvamo received approximately $390 million in cash proceeds.

The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to Discontinued Operations, net of taxes, related to the Russian operations for all periods presented in the condensed consolidated and combined statement of operations.

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
NET SALES	$205	$177	$518	$480
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	165	129	425	373
Selling and administrative expenses	6	1	10	4
Depreciation, amortization and cost of timber harvested	—	5	4	13
Taxes other than payroll and income taxes	—	—	1	1
Impairment of business	78	—	302	—
Interest (income) expense, net	—	—	(3)	—
INCOME (LOSS) BEFORE INCOME TAXES	(44)	42	(221)	89
Income tax provision (benefit)	8	9	3	18
DISCONTINUED OPERATIONS, NET OF TAXES	$(52)	$33	$(224)	$71

The following summarizes the major classes of assets and liabilities of the Russian operations reconciled to current assets and long-term assets and liabilities held for sale and current and long-term liabilities held for sale in the accompanying condensed consolidated balance sheet:

In millions	September 30, 2022	December 31, 2021
Cash and temporary investments	$62	$21
Accounts and notes receivable	126	88
Contract assets	1	3
Inventories	105	63
Other current assets	7	4
Current Assets Held for Sale	$301	$179
Plants, Properties and Equipment	35	121
Goodwill	13	10
Right of Use Assets	2	1
Deferred Charges and Other Assets	26	9
Long-Term Assets Held for Sale (a)	$76	$141
Notes payable and current maturities of long-term debt	$2	$1
Accounts payable	89	58
Accrued payroll and benefits	5	3
Other current liabilities	250	29
Current Liabilities Held for Sale	$346	$91
Long-Term Debt	—	1
Deferred Income Taxes	—	—
Other Liabilities	19	12
Long-Term Liabilities Held for Sale (a)	$19	$13

(a) Amounts included in current “Assets held for sale” and current “Liabilities held for sale” in the accompanying consolidated balance sheet as of September 30, 2022.

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the condensed consolidated and combined statement of cash flows:

In millions for the nine months ended September 30	2022	2021
Cash Provided by Operating Activities	$20	$87
Cash Provided by (Used for) Investment Activities (a)	$(5)	$14

(a) Includes cash invested in capital projects of $5 million and $7 million for the nine months ended September 30, 2022 and 2021, respectively.

During the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company was evaluating to exit the business. As a result, a pre-tax charge of $68 million ($57 million, net of taxes) was recorded for the impairment and allocated to the Russian fixed assets. During the second and third quarters of 2022, pre-tax charges of $156 million ($156 million after taxes) and $78 million ($78 million after taxes), respectively, were recorded to reserve for the elimination of the cumulative foreign currency translation losses related to our Russian operations. These charges are included in “Impairment of business” within the summarized income statement for our Russian operations included in this footnote and is included in “Discontinued operations, net of taxes” in the condensed consolidated and combined statement of operations.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $86 million and $64 million at September 30, 2022 and December 31, 2021, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	September 30, 2022	December 31, 2021
Accounts and notes receivable:
Trade	$458	$391
Notes and other	24	11
Total	$482	$402
The allowance for expected credit losses was $20 million and $19 million at September 30, 2022 and December 31, 2021, respectively. Based on the Company’s accounting estimates and the facts available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2022	December 31, 2021
Raw materials	$35	$37
Finished paper and pulp products	215	164
Operating supplies	74	69
Other	14	9
Total	$338	$279

Plants, Properties and Equipment, Net
Accumulated depreciation was $3.5 billion each at September 30, 2022 and December 31, 2021, respectively. Depreciation expense was $30 million and $33 million for the three months and $94 million and $95 million for the nine months ended September 30, 2022 and 2021, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $11 million and $6 million at September 30, 2022 and December 31, 2021.

Interest

Interest payments of $55 million and $1 million were made during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Interest expense	$21	$12	$59	$13
Interest income	(2)	(2)	(5)	(32)
Capitalized interest cost	(1)	—	(2)	—
Total	$18	$10	$52	$(19)

ASSET RETIREMENT OBLIGATIONS

At both September 30, 2022 and December 31, 2021, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 10 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $11 million for the three months and $45 million and $28 million for the nine months ended September 30, 2022 and 2021, respectively.
Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Right of use assets	$39	$40
Finance lease assets	Plants, properties, and equipment, net (a)	24	27
Total leased assets		$63	$67
Liabilities
Current
Operating	Other current liabilities	$14	$15
Finance	Notes payable and current maturities of long-term debt	2	3
Noncurrent
Operating	Other Liabilities	30	25
Finance	Long-term debt	15	17
Total lease liabilities		$61	$60

(a)Finance leases are recorded net of accumulated amortization of $12 million and $9 million as of September 30, 2022 and December 31, 2021, respectively.
NOTE 11 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2022:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2021
Goodwill	$11	$112	$—	$123
Accumulated impairment losses	(1)	—	—	(1)
	$10	$112	$—	$122
Currency translation and other (a)	(1)	3	—	2
Balance as of September 30, 2022
Goodwill	10	115	—	125
Accumulated impairment losses	(1)	—	—	(1)
Total	$9	$115	$—	$124
(a)Represents the effects of foreign currency translations and reclassifications.
Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$57	$(50)	$7	$56	$(48)	$8
Software	3	(2)	1	3	(2)	1
Other	3	(3)	—	4	(4)	—
Total	$63	$(55)	$8	$63	$(54)	$9
Amortization expense related to intangibles was immaterial for each of the three months and nine months ended September 30, 2022 and 2021, respectively.
NOTE 12 INCOME TAXES
An income tax provision of $38 million and $97 million was recorded for the three and nine months ended September 30, 2022 and the reported effective income tax rate was 26% and 28%, respectively. An income tax provision of $19 million and $73 million was recorded for the three and nine months ended September 30, 2021, and the reported effective income tax rate was 24% and 27%, respectively.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (“Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $109 million in tax, and $346 million in interest, penalties and fees as of September 30, 2022 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position will be sustained, based on Brazilian tax law.

Pursuant to the terms of the tax matters agreement entered into between International Paper and Sylvamo, International Paper will pay 60%, and Sylvamo will pay 40% on up to $300 million of any assessment related to this matter, and International Paper will pay all amounts of the assessment over $300 million. Also in connection with this agreement, all decisions concerning the conduct of the litigation related to this matter, including strategy settlement, pursuit and abandonment, will continue to be made by International Paper, which is vigorously defending Sylvamo Brasil’s historic tax position against the current assessments and any similar assessments that may be issued in the future.
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental remediation laws and regulations in the countries in which we operate. Remediation costs are recorded in the condensed consolidated and combined financial statements when they become probable and reasonably estimable. The Company estimated the probable liability associated with its material environmental remediation matters to be approximately $21 million in the aggregate as of September 30, 2022, pertaining entirely to environmental matters on property owned by the Company’s former Russian operations and included in “Current liabilities held for sale” in the accompanying condensed consolidated balance sheet. The Company’s Russian operations were sold on October 6, 2022, and all liability associated with these matters transferred with the Company’s Russian operations in the sale. The Company did not retain any liability for such matters.

The environmental remediation matters identified above pertained to soil and groundwater contamination on or near the Company’s former mill property in Svetogorsk, Russia. In 2018, the Company discovered and voluntarily disclosed to the Russian environmental agency, Rosprirodnadzor (“RPN”) the presence of mercury contamination in sediment in a river tributary that traverses the Svetogorsk mill property, and the authorities initiated an investigation. The mercury contamination resulted from the operations of a former chlor-alkali manufacturing plant on the mill site. Remediation of the river tributary was completed in 2020 and, as of September 30, 2022 the Company continued remediation of the soil and groundwater. Of the $21 million estimated probable liability for environmental remediation matters as of September 30, 2022, $15 million was associated with this matter. In February 2022, the Company received from RPN a damage claim in the amount of approximately $9 million relating to alleged discharges of mercury, aluminum and lignin into the river in 2019 from the contaminated sediment at the Svetogorsk mill site. The Company estimated the probable liability for this matter at approximately $2 million as of September 30, 2022, based on the results of expert sampling and testing conducted by the Company for the presence of the pollutants claimed to be released in 2019.

At our Mogi Guaçu mill, there are legacy basin areas that were formerly lagoons used for treatment of mill wastewater from pulp and paper manufacturing. In coordination with and in response to a request by the Environmental Company of the State of São Paulo (“CETESB”), which is the state environmental regulatory authority, there has been continuous regulatory monitoring and sampling of the basins which began prior to their closure in 2006, both to assess for contamination and evaluate whether additional remediation is needed beyond the basins’ ongoing drainage and natural vegetation growth. This monitoring and sampling detected metal contamination, with the main constituent of potential environmental impact being mercury.

The Company has presented CETESB with proposals for studies and other actions to further assess the scope and type of contamination and the possible need for an additional remediation approach. In mid-2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The Company will provide a response to CETESB by late November 2022 in accordance with a timeline agreed to with CETESB.

As of September 30, 2022, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could have a material impact on our results of operations or cash flows, the Company is unable to estimate potential additional liability, because the ultimate method of remediation – including possible remediation in addition to the ongoing drainage and vegetation of the basins – will depend on the results of the Company’s environmental studies assessing the existence of ecological risk due to the contamination, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of the Company’s remediation plan.

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

Taxes Other Than Payroll Taxes
In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (“VAT”) should not be included in the basis of federal VAT calculation, and in 2021, such court ruled on the definition of VAT. The rulings are final with no further rulings or action in this matter expected. We recognized a receivable as a result of such rulings which, as of September 30, 2022, we have used in its entirety by offsetting it against various taxes payable.

See Note 12 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

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

NOTE 14 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior Notes. The proceeds of the debt were directly attributed to the Company and as such are reflected as long-term debt.

In addition to the debt noted above, the Company has the ability to access a five-year cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”). As of September 30, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility. As of December 31, 2021, the Company had $20 million outstanding borrowings on the Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt.”

Long-term debt is summarized in the following table:

In millions	September 30, 2022	December 31, 2021
Term Loan F - due 2027 (a)	$503	$512
Term Loan B - due 2028 (b)	265	401
7.00% Senior Notes - due 2029 (c)	443	443
Other	18	20
Less: current portion	(29)	(19)
Total	$1,200	$1,357

(a) As of September 30, 2022 and December 31, 2021, presented net of $4 million and $5 million in unamortized debt issuance costs, respectively.
(b) As of September 30, 2022 and December 31, 2021, presented net of $3 million and $5 million in unamortized debt issuance costs, respectively. As of September 30, 2022 and December 31, 2021, presented net of $2 million and $4 million in unamortized original issue discount paid, respectively. Subsequent to September 30, 2022, the Company repaid the remaining outstanding balance of Term Loan B.
(c) As of September 30, 2022 and December 31, 2021, presented net of $7 million each in unamortized debt issuance costs, respectively.

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

We are receiving interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 3.97% and 1.05% as of September 30, 2022 and December 31, 2021, respectively.

In the fourth quarter of 2021 in connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F and the fixed interest rate per notional amount ranging from 1.05% to 1.40%. As of September 30, 2022, the fair value of these interest rate swaps was an asset of $34 million. As of December 31, 2021, the fair value of these interest rate swaps was immaterial. Fair values of interest rate swap assets are reflected in “Deferred charges and other assets.”

On September 30, 2022, Sylvamo North America LLC, a wholly owned subsidiary of the Company, established a $120 million accounts receivable finance facility (the “Securitization Program”). As of September 30, 2022, the Company had no outstanding borrowings under the receivables securitization program.

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

With respect to the Revolving Credit Facility, Term Loan B Facility, and Term Loan F Facility, the Company is required to comply with a minimum consolidated interest charge coverage ratio of 3.00 to 1.00 and a maximum consolidated total leverage ratio of 4.25 to 1.00, stepping down to 4.00 to 1.00 following the third quarter of 2022, and with a further step down to 3.50 to 1.00 on and after September 13, 2023, if and so long as certain conditions remain unsatisfied that relate to the Company’s potential liability in connection with the Brazil Tax Dispute. In addition, until certain conditions related to the Company’s potential liability in connection with the Brazil Tax Dispute have been satisfied, the Company’s ability to make certain restricted payments will be capped at an annual amount equal to $25 million, which amount shall be increased to $50 million in any calendar year if the Company’s pro forma consolidated total leverage ratio is below 2.50 to 1.00 and $75 million in any calendar year if the Company’s pro forma consolidated total leverage ratio is below 2.00 to 1.00. As of September 30, 2022, we were in compliance with our debt covenants.

Subsequent to September 30, 2022, the Company repaid the remaining outstanding balance of Term Loan B.

In addition, the Company amended certain of these covenants and restrictions with respect to the Revolving Credit Facility and Term Loan F. As a result of the amendment, the maximum consolidated total leverage ratio is 3.75 to 1.00.

Further, the amendment modified the limits on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute, to be the same as the restricted payment limits set forth in our Notes Indenture. This results in an increase in the limit from $50 million to $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, and from $75 million to $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00.

The amendment also added a separate exception to the limits in place prior to the resolution of the Brazil Tax Dispute, that allows us to repurchase or redeem up to $150 million of the 2029 Senior Notes.

In addition, the amendment eliminates the limitations imposed on restricted payments prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay for the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. If we meet these conditions, our ability to make restricted payments under the credit agreement would then be governed by the provisions in the credit agreement in effect when the Brazil Tax Dispute is settled.
NOTE 15 PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Certain of the Company’s employees participated in defined benefit pension plans sponsored by International Paper through August 31, 2021, which included participants of other International Paper operations, that were accounted for by International Paper in accordance with accounting guidance for defined benefit pension plans. Accordingly, net periodic pension expense for Company eligible employees was allocated to the Company based upon a percent of salaries and reported in the condensed consolidated and combined statements of operations, and the Company did not record an asset or liability to recognize the funded or unfunded status of the Plans. The service and non-service cost components of net periodic pension expense for these employees is recorded within “Cost of products sold” and “Selling and administrative expenses.”

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

The components of net periodic pension expense are included in “Cost of products sold” and “Selling and administrative expenses.” Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the nine months ended September 30, 2022 and for the plans accounted for as single-employer plans for the nine months ended September 30, 2022 was immaterial.

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

NOTE 16 INCENTIVE PLANS

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
Subsequent to the spin-off, Sylvamo adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares available under its long-term incentive plan (“LTIP”) that grants certain employees or non-employee directors of the Company different forms of awards including time-based and performance-based restricted stock units. As of September 30, 2022, 3,199,605 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Total stock-based compensation expense (included in selling and administrative expense)	$5	$3	$16	$10
As of September 30, 2022, $19 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.
NOTE 17 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
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
Information By Business Segment
Net Sales

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Europe	$130	$85	$382	$263
Latin America	270	200	734	557
North America	589	447	1,646	1,255
Intersegment Sales	(21)	(1)	(61)	(25)
Net Sales	$968	$731	$2,701	$2,050

Business Segment Operating Profit

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Europe	$19	$(1)	$38	$(5)
Latin America	58	44	156	131
North America	98	52	226	91
Business Segment Operating Profit	$175	$95	$420	$217
Income from continuing operations before income taxes	$147	$78	$345	$271
Interest (income) expense, net	18	10	52	(19)
Net special items expense (income)	10	7	23	(35)
	$175	$95	$420	$217
NOTE 18 RELATED PARTY TRANSACTIONS
Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. The following discussion summarizes activity between the Company and International Paper both prior and subsequent to the spin-off.

On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper is no longer a related party.

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

Net transfers from Parent are included within the summary of changes in equity included in Note 4 Equity. The components of the net transfers from International Paper are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
General financing activities	$—	$(522)	$—	$(601)
Corporate allocations	—	32	—	112
Stock-based compensation	—	3	—	10
Total net transfers from Parent	$—	$(487)	$—	$(479)

Related Party Sales and Purchases
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $462 million for the nine months ended September 30, 2022.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $153 million for the nine months ended September 30, 2022.

Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provide certain services to one another on an interim, transitional basis. The services include certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement for the nine months ended September 30, 2022 was $21 million. The Company is no longer receiving services under this agreement as of October 31, 2022.

Related Party Receivable

The Company had related party receivables of $3 million as of December 31, 2021, related to product sales to International Paper and other items. Related party receivables are included in “Accounts and notes receivable.”

Related Party Payable

The Company had related party payables of $110 million as of December 31, 2021, related to inventory purchases from International Paper. Related party payables are included in “Accounts payable” and “Other current liabilities.”

Included in our December 31, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which was repaid throughout the first six months of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2021, 2020 and 2019. In addition to historical consolidated combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2021 Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

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
EXECUTIVE SUMMARY
In the third quarter of 2022, we generated strong earnings and cash from continuing operations. Third quarter net income from continuing operations was $109 million ($2.44 per diluted share), compared with $84 million ($1.89 per diluted share) for the second quarter. Cash from continuing operations was $146 million in the third quarter compared to $76 million in the prior quarter. Adjusted EBITDA was $216 million in the third quarter, which represents an increase of $27 million from second quarter adjusted EBITDA of $189 million. Additionally, our third quarter adjusted EBITDA margin was 22.3% compared to our adjusted EBITDA margin of 20.7% in the prior quarter. Free cash flow improved in the third quarter by $75 million to $114 million compared to $39 million in the second quarter.

Comparing our performance in the third quarter to the second quarter, we benefited from gains in price and mix which allowed us to outpace energy and input cost inflation, which along with lower outage spending allowed us to expand our margins. Demand for uncoated freesheet continues to be strong in Latin America and North America as schools and offices continued to reopen. Additionally, during the quarter we announced an agreement to acquire an uncoated freesheet mill in Nymolla, Sweden from Stora Enso for €150 million, which we expect to close no later than the first quarter of 2023. The mill to be acquired through this strategic bolt-on acquisition has the capacity to produce approximately 500,000 short tons of uncoated freesheet, produces 85% of its energy needs from carbon-neutral, renewable biomass residuals and includes iconic brands like Multicopy.

Subsequent to the end of the third quarter, we completed the sale of our Russian operations for $420 million, receiving approximately $390 million in cash proceeds after foreign currency costs and transaction fees. We also repaid the remaining balance on Term Loan B, allowing us to achieve our debt target of less than $1 billion in gross debt, and successfully exited the spinoff transition services agreement with International Paper. Finally, our board of directors approved an increase to our quarterly dividend to $0.25 per share, payable in the first quarter of 2023.

Looking ahead to the fourth quarter of 2022, we are well positioned to continue creating value for our shareholders. Global uncoated freesheet demand is expected to remain strong but with seasonally weaker volume in Europe and North America. Selling prices remain favorable as we continue to realize the benefits of prior price increases in all regions, which we expect to offset higher costs related to foreign exchange impacts in Brazil and increased incentive compensation accruals. The fourth quarter will be our heaviest planned maintenance outage quarter of the year as we conduct two planned maintenance outages.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes.” All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities held for sale. We recorded a pre-tax charge of $68 million ($57 million after taxes) for the impairment of the Russian fixed assets during the first quarter of 2022, and pre-tax charges of $156 million ($156 million after taxes) and $78 million ($78 million after taxes) during the second and third quarters of 2022, respectively, to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian business. See Note 8 Divestiture and Impairment of Business for further details. Unless otherwise indicated, all financial information refers to continuing operations.

Our operations in Russia include a paper mill in Svetogorsk, Russia, and long-term harvesting rights on 860,000 acres of government-owned forestland, and represented approximately 15% of our net sales and 10% of our long-lived assets for the year ended December 31, 2021.

In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation, for $420 million. After foreign currency exchange costs and transaction fees, Sylvamo received approximately $390 million in cash proceeds.
RESULTS OF OPERATIONS
The following summarizes our results of operations for the periods presented:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
NET SALES	$968	$731	$2,701	$2,050
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	687	556	1,965	1,540
Selling and administrative expenses	80	46	227	142
Depreciation, amortization and cost of timber harvested	30	33	94	95
Taxes other than payroll and income taxes	6	8	18	21
Interest (income) expense, net	18	10	52	(19)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	147	78	345	271
Income tax provision	38	19	97	73
NET INCOME FROM CONTINUING OPERATIONS	109	59	248	198
Discontinued operations, net of taxes	(52)	33	(224)	71
NET INCOME (LOSS)	$57	$92	$24	$269

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net Sales

The net sales increase of $237 million was primarily driven by an increase in average sales prices of our products, reflecting our success in obtaining price increases from our customers in order to offset higher input costs. International net sales (based on the location of the seller and including U.S. exports) totaled $379 million, or 39% of total sales for the three months ended September 30, 2022. This compares with international net sales of $284 million, or 39% of total sales for the three months ended September 30, 2021. Additional details on net sales are provided in the section titled “Business Segment Operating Results.”

Cost of Products Sold

Cost of products sold increased by $131 million, primarily due to higher input and operating costs compared to the prior period.

Selling and Administrative Expenses

The $34 million increase in selling and administrative expenses was the result of the increase in net sales activity and $6 million and $7 million of expense recognized in the three months ended September 30, 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $18 million of net interest expense primarily related to the long-term debt we incurred in conjunction with our spin-off at the end of the third quarter of 2021. In the three months ended September 30, 2021, interest (income) expense, net included $8 million of interest expense related to a Brazilian VAT charge which did not repeat in the current year. Additional details regarding debt incurred are provided in Note 14 Long-Term Debt to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

The effective income tax rate for continuing operations was 26% for the three months ended September 30, 2022 compared to 24% for the three months ended September 30, 2021. The income tax provision and effective income tax rate for continuing operations increased for the three months ended September 30, 2022 primarily due to the mix of earnings in our regions.

Discontinued Operations

Income (loss) from discontinued operations for the third quarter of 2022 includes a pre-tax charge of $78 million ($78 million after taxes) to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian operations. See Note 8 Divestiture and Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net Sales

The net sales increase of $651 million was primarily driven by an increase in average sales prices of our products, reflecting our success in obtaining price increases from our customers in order to offset higher input and operating costs. International net sales (based on the location of the seller and including U.S. exports) totaled $1.1 billion, or 39% of total sales for the nine months ended September 30, 2022. This compares with international net sales of $795 million, or 39% of total sales for the nine months ended September 30, 2021. Additional details on net sales are provided in the section titled “Business Segment Operating Results.”

Cost of Products Sold

Cost of products sold increased by $425 million, primarily due to higher input and operating costs compared to the prior period.

Selling and Administrative Expenses

The $85 million increase in selling and administrative expenses was the result of the increase in net sales activity and $21 million and $19 million of expense recognized in the nine months ended September 30, 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Interest (Income) Expense, net

The increase in interest (income) expense, net was the result of the recognition of $52 million of net interest expense in the nine months ended September 30, 2022, primarily related to the long-term debt we incurred in conjunction with our spin-off and the inclusion in 2021 of pre-tax income of $20 million associated with the accrual of a foreign value-added tax credit. Additional details regarding debt incurred are provided in Note 14 Long-Term Debt to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

Income Taxes

The effective income tax rate was 28% for the nine months ended September 30, 2022 compared to 27% for the nine months ended September 30, 2021. The income tax provision and effective income tax rate increased for the nine months ended September 30, 2022 primarily due to the mix of earnings in our regions.

Discontinued Operations

Income (loss) from discontinued operations for the nine months ended September 30, 2022 includes a net pre-tax charge of $68 million ($57 million, net of taxes) for the impairment of our Russian fixed assets and net pre-tax charges of $234 million ($234 million after taxes) to reserve for the elimination of the cumulative foreign currency translation loss related to our Russian operations. See Note 8 Divestiture and Impairment of Business to our unaudited condensed consolidated and combined financial statements included elsewhere in this Form 10-Q.

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

The following table presents a comparison of Income from continuing operations before taxes to business segment operating profit:

	Three Months Ended September 30		Nine Months Ended September 30

In millions	2022	2021	2022	2021
Income From Continuing Operations Before Income Taxes	$147	$78	$345	$271
Interest (income) expense, net	18	10	52	(19)
Net special items expense (income) (b)	10	7	23	(35)
Business Segment Operating Profit (a)	$175	$95	$420	$217
Europe	$19	$(1)	$38	$(5)
Latin America	58	44	156	131
North America	98	52	226	91
Business Segment Operating Profit (a)	$175	$95	$420	$217

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s business segments. See Note 17 Financial Information by Business Segment and Geographic Area to our condensed consolidated and combined financial statements included elsewhere in this Form 10-Q for more information on the Company’s business segments.

Europe

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Net Sales	$130	$85	$382	$263
Operating Profit	$19	$(1)	$38	$(5)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, our Europe business segment net sales increased $45 million, compared to the same period in 2021, primarily due to an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the three months ended September 30, 2022 was $20 million higher than the same period in 2021, driven primarily by increased sales prices and more favorable product mix ($46 million) which more than offset the impacts of higher input costs primarily for purchased fiber, chemicals and energy ($20 million) and higher operating costs ($7 million).

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, our Europe business segment net sales increased $119 million, compared to the same period in 2021, primarily due to an increase in the market price for uncoated freesheet, pulp and coated paperboard.

Europe operating profit for the nine months ended September 30, 2022 was $43 million higher than the same period in 2021, driven primarily by increased sales prices and more favorable product mix ($108 million) which more than offset the impacts of higher input costs primarily for purchased fiber, chemicals and energy ($44 million) and higher operating costs ($22 million).

Latin America

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Net Sales	$270	$200	$734	$557
Operating Profit	$58	$44	$156	$131

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, our Latin America business segment net sales increased $70 million, compared to the same period in 2021, primarily driven by an increase in the market price of uncoated freesheet and pulp for both export and domestic markets.

Operating profit for Latin America for the three months ended September 30, 2022 was $14 million higher than the same period in 2021, as the benefits of increased sales prices and more favorable product mix ($63 million) more than offset higher operating costs ($24 million) and higher input costs ($27 million), primarily for purchased fiber, pulp, chemicals and energy.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, our Latin America business segment net sales increased $177 million, compared to the same period in 2021, primarily driven by an increase in the market price of uncoated freesheet and pulp for both export and domestic markets.

Operating profit for Latin America for the nine months ended September 30, 2022 was $25 million higher than the same period in 2021, as the benefits of increased sales prices and more favorable product mix ($162 million) more than offset higher operating costs ($58 million) and higher input costs ($81 million), primarily for purchased fiber, pulp, chemicals and energy.

North America

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Net Sales	$589	$447	$1,646	$1,255
Operating Profit	$98	$52	$226	$91

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, our North America business segment net sales increased $142 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls and increased volume.

Operating profit for North America for the three months ended September 30, 2022 was $46 million higher than the same period in 2021, primarily due to increased sales price ($123 million) and increased volume ($9 million) across all grades of uncoated freesheet. These changes were partially offset by higher planned maintenance outages ($3 million), higher operating costs ($17 million) and increased input costs ($66 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, our North America business segment net sales increased $391 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls and increased volume.

Operating profit for North America for the nine months ended September 30, 2022 was $135 million higher than the same period in 2021, primarily due to increased sales price ($298 million) and volume ($22 million) across all grades of uncoated freesheet reflecting continued demand recovery from the COVID-19 pandemic. These changes were partially offset by higher planned maintenance outages ($4 million), higher operating costs ($19 million) and increased input costs ($162 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

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

	Three Months Ended September 30		Three Months Ended June 30, 2022	Nine Months Ended September 30
In millions	2022	2021		2022	2021
Net Income (Loss)	$57	$92	$(59)	$24	$269
Less: Discontinued operations, net of taxes	(52)	33	(143)	(224)	71
Net Income From Continuing Operations	109	59	84	248	198
Income tax provision	38	19	33	97	73
Interest (income) expense, net	18	10	17	52	(19)
Depreciation, amortization and cost of timber harvested	30	33	32	94	95
Stock-based compensation	5	3	7	16	10
Transition service agreement expense	6	—	8	21	—
Net special items expense (income) (a)	10	7	8	23	(35)
Adjusted EBITDA (b)	$216	$131	$189	$551	$322
Net Sales	$968	$731	$912	$2,701	$2,050
Adjusted EBITDA Margin	22.3%	17.9%	20.7%	20.4%	15.7%
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

Management utilizes the Free Cash Flow measure in connection with managing our business and believes that Free Cash Flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareowners. It should not be inferred that the entire Free Cash Flow amount is available for discretionary expenditures. Free Cash Flow also enables investors to perform meaningful comparisons between past and present periods. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operating activities from continuing operations.
The following is a reconciliation of Cash provided by continuing operations to Free Cash Flow:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2022	2021	2022	2021
Cash provided by operating activities from continuing operations	$146	$137	$276	$292
Adjustments:
Cash invested in capital projects	(32)	(20)	(91)	(47)
Free Cash Flow	$114	$117	$185	$245

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
Operating Activities

Cash provided by operating activities from continuing operations totaled $276 million for the nine months ended September 30, 2022, compared with cash provided by operating activities from continuing operations of $292 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities in 2022 relates primarily to changes in working capital, partially offset by higher income.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $86 million for the nine months ended September 30, 2022, compared with cash used for working capital components of $3 million for the nine months ended September 30, 2021. The nine months ended September 30, 2022 working capital components primarily reflect $81 million and $76 million in cash used for our accounts and notes receivable and inventories, respectively, offset by $18 million and $53 million of cash provided by our accounts payable and accrued liabilities and other operating activities, respectively. The nine months ended September 30, 2021 working capital components primarily reflect $37 million, $9 million, and $54 million of cash used for our accounts and notes receivable, inventories, and other operating activities balances, respectively, offset by $97 million of cash provided by our accounts payable and accrued liabilities balances.
Investment Activities

The total cash used for investing activities from continuing operations for the nine months ended September 30, 2022 increased from the nine months ended September 30, 2021, primarily due to the increase in capital spending in the current year and the termination of our participation in International Paper’s centralized cash pooling arrangements prior to September 30, 2021.

The following table shows capital spending by business segment, which represents the most significant portion of our investment activities.

	Nine Months Ended September 30
In millions	2022	2021
Europe	$4	$4
Latin America	45	26
North America	20	17
Corporate	22	—
Total	$91	$47

Capital spending primarily consists of purchases of machinery and equipment and reforestation costs related to our global mill operations. The capital spending at corporate is primarily attributable to information technology and leasehold improvements at our new global headquarters. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 97% and 49% for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

Cash used for financing activities from continuing operations for the nine months ended September 30, 2022 primarily reflects the payments of $20 million, $140 million, and $10 million on our outstanding principal debt balances for the Revolving Credit Facility, Term Loan B, and Term Loan F, respectively. Cash used for financing activities from continuing operations for the nine months ended September 30, 2021 primarily reflects the special payment of $1.52 billion we made to International Paper on September 29, 2021, as part of our separation from International Paper. Payments of debt issuance costs of $19 million and a $5 million discount on the debt were incurred in connection with our third-party debt transactions in the nine months ended September 30, 2021.

On May 18, 2022, the Board declared a quarterly dividend of $0.1125 per share for the period of July 1, 2022 to September 30, 2022. The dividend was paid on July 15, 2022, to holders of record at the close of business on June 17, 2022.

Also on May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the third quarter of 2022.

On September 20, 2022, the Board declared a quarterly dividend of $0.1125 per share for the period of October 1, 2022 to December 31, 2022. The dividend was paid on October 17, 2022, to holders of record at the close of business on October 3, 2022.

On November 10, 2022, the Board declared a quarterly dividend of $0.25 per share for the period of January 1, 2023 to March 31, 2023. The dividend is payable on January 25, 2023, to holders of record at the close of business January 4, 2023.

Contractual Obligations

Our 2021 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2021. Total purchase obligations related to discontinued operations as of December 31, 2021 were $4 million. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our 2021 Form 10-K have been reduced by the required payments. During the third quarter of 2022, the Company announced we have agreed to acquire an uncoated freesheet paper mill in Nymolla, Sweden. See further discussion in Note 7 Acquisitions.

Capital Expenditures

For the nine months ended September 30, 2022, we have invested approximately $91 million, or 3.4% of net sales, in total capital expenditures. Over that period, we spent approximately $48 million, or 1.8% of net sales, in maintenance capital expenditures, and approximately $43 million, or 1.6% of net sales, in strategic capital expenditures and reforestation. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $140 to $170 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $10 million on high-return projects in 2022.
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

The Company has included in the 2021 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2022.
FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains information that includes or is based upon forward-looking statements. Forward-looking statements forecast or state expectations concerning future events. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “assume,” “could,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and other words and terms of similar meaning, or they are tied to future periods in connection with discussions of the Company’s performance. Some examples of forward-looking statements include those relating to plans, expectations and projections concerning our business and performance, our expected acquisition from Stora Enso of a paper mill in Nymolla, Sweden, and our future capital expenditures.

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: the deterioration of economic and political conditions where we operate, including the impact of the war in Ukraine and associated actions taken or that may be taken by Russia and other nations causing economic disruption, particularly in Europe where we operate; continued inflation that increases our costs of operating and potential economic recession decreasing demand for our products; workforce, natural gas, fuel and transportation shortages experienced by us and our suppliers creating challenges for our and their operations to overcome, increasing suppliers’ prices charged us and increasing our costs of operating; the inability to obtain the necessary regulatory approvals or other events preventing the closing of our acquisition of Stora Enso’s paper mill in Nymolla, Sweden; the pursuit by ACR Group Paper Holdings LP (“ACR”) of any of the potential plans or proposals identified in the Schedule 13D filed by ACR with respect to the Company on April 21, 2022; an event occurs that causes the rights issued under the Rights Agreement adopted by the Company on April 22, 2022, to become exercisable; new COVID-19 variants arising that worsen the impact on our business of the pandemic and the measures implemented to contain it; climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; increases in our cost of and decreases in the availability to us of raw materials, energy and transportation; reduced truck, rail and ocean freight availability which could result in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; the loss of our commercial agreements with International Paper; our limited operating history separate from International Paper, and we may not be able to operate profitably as a stand-alone company or achieve all of the expected benefits of our separation from International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and in this quarterly report on Form 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports that we file with the Securities and Exchange Commission, including subsequent quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 61 of the Company’s 2021 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. See Note 12 Income Taxes and Note 13 Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated and Combined Financial Statements in this Form 10-Q, which notes are incorporated into this Item 1 by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. In view of the size of the Company, we have determined such disclosure threshold to be $1 million, which is less than one percent of the current assets of the Company and its subsidiaries on a consolidated basis. The matters set forth in Note 13 Commitments and Contingent Liabilities are disclosed in accordance with such requirement.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K. Except for the following risk factor there have been no material changes to the risk factors described in our 2021 Form 10-K:

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

The risk factors in “Item 1A. Risk Factors,” in the 2021 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any of our forward-looking statements.
ITEM 5.    OTHER INFORMATION

On November 9, 2022, we amended the credit agreement, dated September 13, 2021, for our senior secured credit facilities (“Credit Agreement”).

Under the Credit Agreement, our ability to make restricted payments was impacted by the Brazil Tax Dispute. See Note 12 Income Taxes for a description of the Brazil Tax Dispute. Prior to the final settlement of that dispute, our ability to make restricted payments, including dividends, repurchases of common stock, repurchases or redemptions of the 2029 Senior Notes, and restricted investments, in reliance upon available baskets under our credit agreement, was capped at an annual amount equal to $25 million, which amount was subject to increase to (i) $50 million in any calendar year if our pro forma consolidated total leverage ratio fell below 2.50 to 1.00 but was equal to or greater than 2.00 to 1.00, or (ii) $75 million in any calendar year if our pro forma consolidated total leverage ratio fell below 2.00 to 1.00.

As a result of the November 9th amendment of the Credit Agreement (“Amendment”), these restricted payment limits were revised such that, prior to the final resolution of the Brazil Tax Dispute, our ability to make restricted payments in reliance upon available baskets under our credit agreement is capped at an annual amount equal to $25 million, which amount is subject to increase to (i) $60 million in any calendar year if our pro forma consolidated total leverage ratio falls below 2.50 to 1.00 but is equal to or greater than 2.00 to 1.00, or (ii) $90 million in any calendar year if our pro forma consolidated total leverage ratio falls below 2.00 to 1.00.

The Amendment also added a separate exception to the limits described above permitting the Company, subject to available restricted payment baskets, prior to the resolution of the Brazil Tax Dispute, to fund the repurchase or redemption of the 2029 Senior Notes in an aggregate amount not to exceed $150 million.

In addition, the Amendment eliminates the limitations imposed on restricted payments prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under the Credit Agreement, or (ii) we deposit $60 million in an account subject to the control of the administrative agent under the Credit Agreement and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the controlled account would be used to pay for the settlement of the Brazil Tax Dispute with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit in the controlled account. If we meet these conditions, our ability to make restricted payments under the credit agreement would then be governed by the provisions in the credit agreement in effect when the Brazil Tax Dispute is settled.

Additionally, the amendment establishes certain environmental, social and governance metrics, which, based on our performance against these metrics, will increase or decrease the fee on unused commitments and the applicable rate for borrowings made under our Revolving Credit Facility.

The foregoing description is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS

2.1
Agreement for the Sale and Purchase of Ordinary Shares of NPAO Sylvamo Corporation Rus, dated October 6, 2022, among Sylvamo Nordic Sales Company Oy, Pulp Invest Limited Liability Company, Timur Gabidullin and Npao Sylvamo Corporation Rus (incorporated by reference to Exhibit 2.1 to Sylvamo Corporation’s Current report on Form 8-K filed with the SEC on October 6, 2022).

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

10.1
Purchase and Sale Agreement, dated as of September 30, 2022, among Sylvamo North America, LLC, as servicer and originator, the other originators from time to time party thereto, and Sylvamo Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current report on Form 8-K filed with the SEC on October 3, 2022 (the “Form 8-K filed 10/3/2022)).

10.2
Receivables Financing Agreement, dated as of September 30, 2022, among Sylvamo Receivables, LLC, as borrower, Sylvamo North America, LLC, as initial servicer, the lenders party thereto from time to time, PNC Bank, National Association, as administrative agent and a lender, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/3/2022).

10.3
Performance Guaranty, dated as of September 30, 2022, by Sylvamo Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 10/3/2022).

10.4* ***
Amendment No. 1, dated November 9, 2022, by and among Sylvamo Corporation, as “Borrower,” Credit Agricole Corporate and Investment Bank, as “Sustainability Structuring Agent,” Bank of America, N.A., as “Administrative Agent,” and the other lenders party thereto, to the Credit Agreement dated September 13, 2021, among the Borrower, the Administrative Agent, and the other lenders and L/C issuers party thereto.

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
*    Filed herewith
**    Furnished herewith

***    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Sylvamo hereby undertakes to furnish any of the omitted schedules or exhibits supplementally upon request by the Securities and Exchange Commission.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: November 10, 2022	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller