Form 10-K
period 2022-12-31
Sylvamo Corp
filed 2023-02-22
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from - to –
Commission File No. 001-40718
_______________________
SYLVAMO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_______________________

Delaware	86-2596371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6077 Primacy Parkway Memphis, Tennessee	38119
(Address of Principal Executive Offices)	(Zip Code)
901-519-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	SLVM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No ☐
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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,439,440,960 based on the closing price of a share of the common stock on the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 17, 2023 was 42,371,538.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SYLVAMO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I.		1
ITEM 1.	BUSINESS.	1
	Our Company	1
	Human Capital	1
	Competition	4
	Marketing and Distribution	4
	Description of Principal Products	4
	Environmental and Other Regulations	4
	Environmental, Social and Governance Matters	6
	Raw Materials	7
	Forward-Looking Statements	7
ITEM 1A.	RISK FACTORS.	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	30
ITEM 2.	PROPERTIES.	30
	Forestlands	30
	Mills and Plants	30
	Capital Investments and Dispositions	30
ITEM 3.	LEGAL PROCEEDINGS.	30
ITEM 4.	MINE SAFETY DISCLOSURES.	30
PART II.		31
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY.	31
ITEM 6.	RESERVED.	32
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	33
	Spin-Off	33
	Executive Summary	33
	Results of Operations	34
	Description of Business Segments	35
	Business Segments Results	36
	Non-GAAP Financial Measures	38
	Liquidity and Capital Resources	39
	Critical Accounting Policies and Significant Accounting Estimates	41
	Recent Accounting Developments	43
	Foreign Currency Effects	43
	Market Risk	43
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	44
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	45
	Report of Management on Financial Statements, Internal Control Over Financial Reporting and Internal Control Environment and Board of Directors Oversight	45
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	47
	Consolidated and Combined Statements of Operations	50
	Consolidated and Combined Statements of Comprehensive Income (Loss)	51
	Consolidated Balance Sheets	52
	Consolidated and Combined Statements of Cash Flows	53
	Consolidated and Combined Statements of Changes in Equity	54
	Notes to Consolidated and Combined Financial Statements	55
i

ii

PART I.

ITEM 1. BUSINESS

OUR COMPANY

Sylvamo Corporation (the “Company” or “Sylvamo”, which may also be referred to as “we” or “us”) is a global uncoated papers company with a broad portfolio of top-tier brands and low-cost, large-scale paper mills located in and serving the most attractive geographies, including Europe, Latin America and North America. We produce uncoated freesheet (“UFS”) for paper products such as cutsize and offset paper, as well as market pulp. With roots going back to 1898, we have a long history of offering premium quality papers to meet the needs of our customers and end-users. Our mills predominantly rank in the lowest quartile on global and regional UFS cost curves, and we believe our low-cost operations enable us to serve our customers with the highest quality products at attractive margins. Our industry-leading brands, known for their long-standing reputation in their respective markets for product quality and performance, allow us to maintain our long-term relationships with top-tier customers throughout economic cycles. Our international reach and strong positioning across retail, merchant and e-commerce channels optimally positions us to meet the paper needs of our end-users around the world. This also provides geographical diversification of our revenue and profits. From 2020 to 2022, on average, we generated 41% of our revenues and 51% of our Business Segment Operating Profit in Europe and Latin America, which exhibit different supply and demand characteristics than North America. Both Latin America and North America have strong profitability for the uncoated paper industry relative to other geographies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Description of Business Segments - Results of Operations for a definition of Business Segment Operating Profit.

During the second quarter of 2022, we committed to a plan to sell our Russian operations (which were sold on October 2, 2022). Our operations in Russia, which included a paper mill in Svetogorsk, Russia and long-term harvesting rights on 860,000 acres of government-owned forestland, represented approximately 15% of our total net sales and 10% of our long-lived assets for the year ended December 31, 2021. As this divestiture was a strategic shift away from the Russian markets, we have presented the current and historical operating results of the Russian operations as “discontinued operations” and classified all historical assets and liabilities as “held for sale” in all periods presented, as applicable (see Note 8 Divestiture and Impairment of Business to the Consolidated and Combined Financial Statements for additional discontinued operations information). As a result, the narrative discussion in this Item 1 relates only to our continuing operations, and all other financial results, disclosures and discussions of the Company’s continuing operations appearing elsewhere in this Annual Report on Form 10-K exclude our Russian operations, unless otherwise noted.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €150 million (approximately $160 million), subject to customary purchase price adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines.

HUMAN CAPITAL

Employees

Sylvamo’s capabilities and potential are delivered through our dedicated, talented and diverse workforce, which we believe is among the best in the industry. We employ over 6,500 people globally, with 25%, 48% and 27% of our workforce located primarily in 14 countries in Europe, Latin America and North America, respectively. A portion of our workforce is represented by unions in Brazil, France, Sweden and, in the United States, at our mill in Ticonderoga, New York. We believe that our relationships with our unions are constructive.

We strive to be the employer of choice. To attract, retain and develop talented and diverse employees that reflect our diverse communities and customers, we work to foster a safe and inclusive workplace where employees of diverse backgrounds feel welcome, valued, engaged and have opportunities for professional development.

Health and Safety

The health and safety of our employees, contractors and visitors to our facilities are paramount. We strive to design and operate injury-free workplaces for our employees and everyone who enters our facilities. As responsible stewards of people and their communities, we have maintained record safety standards, strictly complying with national regulations such as, in the United States, the Occupational Safety and Health Administration’s regulations. We are an industry-leading company in employee safety.

We take precautions to protect the health and safety of our employees and comply with applicable government requirements and safety guidance in the three regions where we operate. During the COVID-19 pandemic, while continuing to operate and supply our customers, we implemented multiple measures to protect people on our premises from the spread of the virus. Since the pandemic has abated, we have eased those measures, including that we no longer require masks or social distancing on our premises. In the event of a widespread resurgence of the COVID-19 pandemic or the occurrence of another public health crisis in any of the regions where we operate, it could disrupt our business operations, especially if a significant portion of our workforce were unable to work safely and effectively due to illness or quarantines or other governmental actions. See “Risk Factors – Public health crises such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.”

Inclusion and Diversity

We value having an inclusive workforce of diverse backgrounds that reflects the communities where we are located and the end users of our paper. We believe that a workforce where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions, and where all employees feel welcome and valued, is important to our success. We want to give every employee equal opportunity and celebrate the different perspectives and talents that each of us brings to Sylvamo. We are committed to fostering holistic respect and full participation at Sylvamo for all employees.

Our Code of Conduct sets forth the conduct that we expect of our employees and reflects our core values, including conduct that promotes inclusion and diversity (“I&D”). Among other things, our Code of Conduct provides that our employee leaders will form inclusive and diverse teams reflecting our global communities, build and sustain a work environment that embraces individuality and collaboration, respect differences and treat everyone fairly, demonstrate that all view points matter, and provide equal opportunity for employee professional development and growth. We believe that embedding I&D values in our Code of Conduct stresses the importance of I&D at Sylvamo and sets the expectation that our employees and employee leaders foster inclusivity and promote diversity at Sylvamo.

Our senior management team is internationally diverse with global experience, hailing from all of the geographies in which we operate—Europe, Latin America and North America. We are focused on increasing overall gender and minority representation, as well as in leadership positions. We seek to achieve the following goals by 2030 (the goals that we had previously disclosed for gender representation were updated in late 2022 due to the sale of our Russian operations):

•30% overall women representation
•35% women in leadership positions
•25% minority representation in North America and other regional representation targets.

We cannot guarantee that we will achieve these goals, and our ability to achieve them is subject to risks and uncertainties both known and unknown, including many of the risks noted in Item 1A. Risk Factors.

To promote these goals, in 2022 – our first full year as a standalone company – a Sylvamo team headed by our Manager of Human Development, Inclusion and Diversity, with the support of our senior leadership, refined our Company’s I&D strategy and I&D governance model. Our I&D efforts are headed by a Global I&D Council formed in 2022, whose members include a broad range of employees at various levels of leadership, from all three regions where we operate, and who are of diverse races, genders and cultural backgrounds. The members of the Global I&D Council include our Senior Vice President – Operational Excellence, several Company vice presidents and other employees from our three operational regions. The Global I&D Council plans in 2023 to continue developing our I&D strategy and continue identifying and implementing means to achieve that strategy.

Our I&D strategy includes establishing employee inclusion networks for underrepresented employees. In 2022, we established two employee inclusion networks – “Women in Operations” and “Women in Leadership” – in alignment with our 2030 goals for representation of women overall and in leadership positions. These two networks are open to all employees who desire to foster an inclusive workplace for women. The networks will provide opportunities for participating employees to share perspectives, provide and receive support and mentoring, and accelerate changes that enhance inclusivity for women at Sylvamo.

In 2022, we became a signatory of the “Women Empowerment Principles” established by UN Global Compact and UN Women, to reinforce publicly our I&D commitment with respect to women and collaborate with others to become more gender inclusive. Also in 2022, we implemented initiatives in the various regions where we operate to promote and support the women in our workforce. For example, we provided capability-building programs in Brazil to equip women at Sylvamo and in the local community with skills designed to help close the gender gap in the paper industry. For U.S. employees, throughout 2022 we promoted inclusivity via content in our communications to employees and in-person I&D seminars attended by employees, including Company leadership, as well as through online self-directed I&D training designed to help employees identify and overcome biases.

We expect that our Global I&D Council, regional I&D councils, employee inclusion networks and other I&D initiatives will drive I&D expectations throughout the Company, create strong I&D leaders who will serve as role models for other employees, and drive change that results in a more inclusive and diverse company. Our senior leadership and board of directors strongly supports our I&D initiatives, progress against which they are kept aware by periodic reports from management on I&D. The Management Development and Compensation Committee is the committee of our board of directors responsible for oversight of I&D matters.

Professional Development

We develop the capabilities of our employees through our continuous learning, development and performance management programs. We invest in our employees’ growth and development by providing a multi-dimensional approach to learning that empowers, intellectually challenges and professionally develops them. For example, we provide continuing education courses that are relevant to our industry and employee job functions, including in an online environment that allows self-directed training at the employee’s convenience. We have created various learning journeys to help employees grow personally and professionally and advance within our organization, including for specific positions, for specific development targets (for example, for early career employees), and for all employees to support development of their competencies and our Company culture. These resources are intended to provide employees with the skills they need to achieve their career goals, build management skills and be leaders within our Company.

Attraction and Retention of Employees and Labor Supply

Our talent strategy focuses on attracting and retaining the best employee talent from diverse backgrounds. To that end, we aim to foster for employees an inclusive and diverse work culture, provide competitive compensation and benefits, reward performance, provide professional development opportunities, and encourage engagement by showing our employees that we value their engagement with us and in their communities.

To provide our employees globally competitive and fair compensation and benefits, we periodically review, adjust and align our compensation practices with best practices around the material elements of our compensation structure, to further develop our compensation tools and practices.

In 2022, we conducted our first employee engagement survey since becoming a standalone company, which provided our Company leadership with insights on potential areas of focus to better cultivate employee engagement and prioritize actions that can be taken to increase employee engagement. In 2023, we plan to focus on developing and implementing initiatives based on insights from the engagement survey.

We support, and we encourage and provide our employees with opportunities to support and become further engaged with the communities in which they work and live. For example, to build our communities through education, we have contributed a portion of our earnings to support childhood education in the three regions in which we operate. In Brazil, we partner with and support the Chamex Insititute, an educational organization supporting the Brazilian community.

Our employee recruiting includes developing and recruiting new talent from diverse backgrounds through college recruiting efforts. For example, in the United States and Brazil, we have programs that include internships and trainee programs to attract college hires, with a special focus on preparing early career engineers and safety professionals to be future leaders at our Company.
Our hiring and retention efforts have been, and may continue to be, challenged by the current competitive labor market, including historically low levels of unemployment. We have not experienced any material shortage of labor, but if the labor supply were to further contract substantially in any of the regions where we operate, including if a virulent new strain of COVID-19 or another public health crisis resulted in restrictions on in-person interactions imposed by governmental authorities or were to lead to more people exiting the labor market, it could impede our ability to attract and retain employee talent. For more information regarding our risks relating to the challenging labor market or a public health crisis, see Item 1A. Risk Factors – “Our business and business prospects could be materially adversely affected if we fail to attract and retain senior management and other key employees” and “Public health crises such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.”

COMPETITION

The markets in which we operate are highly competitive with well-established domestic and foreign manufacturers. For instance, in North America, the four largest manufacturers of UFS, including Sylvamo, represent approximately 78% of the total annual production capacity. As the use of electronic mediums and alternative products increases, and because paper production does not generally rely on proprietary processes, except for highly specialized papers or products, the areas into which Sylvamo sells its principal products are increasingly competitive. Furthermore, the level of competitive pressure Sylvamo may face is dependent, in part, upon exchange rates, particularly the rate between the U.S. dollar and the Euro and the U.S. dollar and the Brazilian real. Some of our competitors have converted mills or paper machines at their mills to linerboard, pulp and boxboard capacity, which reduced the supply of UFS and other printing papers.

MARKETING AND DISTRIBUTION
Sylvamo sells products directly to end users and converters, as well as through agents, resellers and paper distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ENVIRONMENTAL AND OTHER REGULATIONS

Sylvamo is subject to a wide range of general and industry-specific laws and regulations that are complex and changing in the regions where we operate, which include but are not limited to: environmental, health and safety; climate change; tax; privacy and data security; antitrust; product liability; intellectual property ownership and infringement; labor and employment; anti-corruption; import, export and trade; and foreign exchange controls and foreign ownership and investment. In addition, new laws or regulations affecting our facilities are routinely passed or proposed.

Environmental Regulation

Current or proposed laws or regulations may include those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations, and health and safety matters. Compliance with these laws and regulations in all countries where we operate, therefore, is a significant factor in the operation of our business and may result in capital expenditures as well as additional operating costs. For example, our United States mills meet several of the U.S. Environmental Protection Agency’s (“EPA”) maximum achievable control technology (“MACT”) standards that require owners of specified pulp and paper process equipment and boilers to meet air emissions standards for certain substances. However, as required by the Clean Air Act, the EPA is required to conduct a Risk and Technology Review (“RTR”) after the application of the MACT standard to determine if the standard was protective enough for human health. Based on EPA’s evaluation of both risk and technology, it is possible that future capital project expenditures could be required as a result of future MACT and RTR regulations.

Many environmental and health and safety laws where we operate provide for substantial fines or penalties and other civil and criminal sanctions for any failure to comply. Certain environmental laws provide for strict liability and, under certain circumstances, joint and several liability for investigation and remediation of the release of hazardous substances into the environment. We are committed to controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, both as an environmental steward and to maintain our compliance with applicable laws and regulations. However, we may encounter situations in which our operations failed to maintain full compliance with applicable requirements, or we may learn that previous owners of our property released substances in violation of environmental laws, possibly leading to civil or criminal fines, fees, penalties or enforcement actions against us. These could include governmental or judicial orders that stop or interrupt our operations or that require us to take corrective measures at substantial costs, such as installation of additional pollution control equipment or environmental remediation. Furthermore, in the regions where we operate, governments may enact additional laws to protect the environment and against climate change, which would expose us to the cost of additional compliance and risk of potential noncompliance. See Item 1A. Risk Factors – “We are subject to extensive environmental laws and regulations and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.” We remain committed to compliance with all applicable environmental laws and to protecting the environment.

In 2022, we spent approximately $7 million on capital projects in the aggregate for our mills in the three regions where we operate to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. We expect to spend approximately $2 million in 2023 and $4 million in 2024 on environmental projects.

Laws addressing climate change may have a material impact on us in the future. The Paris Agreement, an international treaty on climate change, went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing greenhouse gas (“GHG”) emissions. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net zero global GHG emissions. To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System ("EU ETS"). Our Saillat mill is directly subject to regulation under Phase III, and our Nymölla mill is subject to regulation under Phase IV, of the EU ETS. The EU ETS may in the future have a material impact on us depending on, among other factors, how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

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

We are subject to highly complex tax laws in various countries in Europe, Latin America and North America, most notably in the countries where we have significant operations – Brazil, France, Sweden and the United States – that if violated, could result in significant fines, interest charges and costs associated with litigation. In Brazil, our business is subject to various tax proceedings, including those discussed in Note 13 Commitments and Contingent Liabilities and Note 12 Income Taxes to the Consolidated and Combined Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Our global operations subject us to complex and evolving privacy and information security laws and regulations such as the EU General Data Protection Regulation, Brazil's Lei Geral de Pnoteçāo de Dados Pessoais, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. These laws require us to comply with a range of obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations. We identify various risks associated with privacy and information security laws and regulations in Item 1A. Risk Factors – “We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.”

Our operations around the world are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

For further information about the regulatory risks of our business, see Item 1A. Risk Factors – “Our business is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.”

ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS

Sylvamo’s commitment to environmental, social and governance (“ESG”) matters is a core value of our company. ESG considerations are incorporated into our strategies and everyday processes as we seek to address risks, operate sustainably and responsibly and create long-term value for our shareholders. Our commitment to sustainability spans our value chain, from the safety of our employees, to the responsible sourcing of raw materials, to using renewable energy and ensuring the recyclability of our products. Our commitment is part of our Code of Conduct and it requires us to operate as responsible stewards for our communities and the environment. We believe that operating in this manner creates healthy communities, enhances our competitive position with our customers, increases our desirability as an investment and helps engender employee pride in the Company, helping us achieve our vision to be the world’s paper company: the employer, supplier and investment of choice.

Sustainable Sourcing and Forest Management

Sylvamo recognizes the environmental, social and economic values of forested landscapes. We seek to play an active role in preventing deforestation and forest degradation, promoting and increasing the use of responsibly managed forests, and meeting market demand for sustainably certified products, through our efforts described below.

In addition to our Code of Conduct, our Environmental, Health, Safety and Sustainability Policy sets forth the principles we follow to ensure the health and safety of all employees, contractors and visitors, improve our environmental impact and our stewardship of natural resources. Our Global Fiber Procurement Policy sets forth requirements for the wood we accept, including requirements intended to protect the environment and rights of indigenous peoples and local communities. Our Third Party Code of Conduct requires the parties with which we do business to comply with all laws and encourages to them to reduce their impact on the environment. We make these policies available on our website. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnished to the SEC.

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

We support and use third-party certification of sustainable forest management through forest certification and chain-of-custody systems, and work to continue to meet our customer’s demand for certified-fiber products. Sylvamo follows these credible certification systems: Forest Stewardship Council® (FSC®), the Sustainable Forestry Initiative® (SFI®), the Canadian Standards Association Group Sustainable Forest Management System, the Brazilian Forest Certification Program, the Programme for the Endorsement of Forest Certification (PEFC), EU Ecolabel and Nordic Swan Ecolabel. Based on the latest figures available, we source more than half of our wood from forests certified under these programs.

Reduction of Greenhouse Gas and Water Usage

In 2022, Sylvamo’s mills generated more than 78% of the energy used in the mills from carbon-neutral biomass residuals, which minimizes the use of fossil fuels that our company would otherwise use in its operations. Sylvamo’s mills are leaders in the use of renewable energy. For example, in 2012 our mill in Mogi Guaçu, Brazil completed the construction of a biomass boiler, which was a high return, cost savings project that reduced fossil fuel use by 75%. Our mill in Saillat, France, was the first French mill to obtain EU Ecolabel certification for copy and graphic papers, and has been PEFC certified and FSC chain of custody certified for approximately 20 years and 14 years, respectively. Saillat implements rigorous sustainable practices. All of its wood comes from controlled sources, and it is 85% energy self-sufficient. Saillat and its partner, Dalkia, a French energy company, were selected by the French Ministry of Ecological Transition to promote renewable energy and reduce GHG emissions. Under this program, Saillat and Dalkia will implement an additional bark boiler and a new turbine to produce 25 mega-watts of green electricity for a 20-year fixed price, reducing Saillat’s energy costs and consumption of fossil fuels. Our recently acquired mill in Nymölla, Sweden, has EU Ecolabel and Nordic Swan Ecolabel certification.

Our latest data shows that since 2010, our mills have reduced absolute Scope 1 and 2 GHG emissions by 38%, or 850,000 tons of CO2. Consistent with the Paris Agreement, we plan to define a pathway to net zero GHGs and seek to achieve an incremental 35% reduction in our mills’ Scope 1, 2 and 3 GHGs by 2030 as compared against a 2019 baseline. We also are working to reduce our water usage by an incremental 25% compared against a 2019 baseline. Our progress reducing GHGs and water usage is updated at least annually on our Company website. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. We cannot guarantee that we will achieve these goals for 2030, and our ability to achieve them is subject to risks and uncertainties both known and unknown, including various risks noted in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

Climate Change

Sylvamo recognizes that the climate is changing. Because the GHGs carbon dioxide and methane trap higher amounts of heat in the atmosphere than many other atmospheric gasses and remain in the atmosphere for years, we believe that it is prudent to reduce those emissions. Sylvamo seeks to reduce the GHGs within its footprint, by working to reduce our Scope 1, 2 and 3 emissions as noted above, and advancing a lower-carbon economy by designing 100% reusable, recyclable or compostable papers that people depend on for education, communication and entertainment.

ESG Management and Board Oversight

Sylvamo has a dedicated sustainability team led by our Chief Sustainability Officer (“CSO”). The team includes personnel who develop strategy and initiatives to create profits for our shareholders while protecting the environment and improving the lives of those we interact with. Responsibility for setting ESG strategy rests with our ESG Steering Team, a cross functional employee group of senior leaders working with our CSO and tasked with advising, setting and supporting the implementation of our ESG strategy. Our CSO periodically reports to the Nominating and Corporate Governance Committee of our board of directors, which is the committee of our board of directors responsible for oversight of ESG matters.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, chemicals and energy.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: the deterioration of economic and political conditions where we operate such as continuing inflation that increases our costs of operating, possible economic recession decreasing demand for our products, and the war in Ukraine potentially spreading or causing significant economic disruption, particularly in Europe where we operate; workforce, natural gas, fuel and transportation shortages experienced by us and our suppliers creating challenges for our and their operations to overcome, increasing suppliers’ prices charged us and increasing our costs of operating; a resurgence of the COVID-19 pandemic or the occurrence of another public health crisis that results in new governmental measures implemented to address it that impede our, our suppliers’ or our customers’ operations, and that exacerbates inflation, workforce and transportation shortages; climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; reduced truck, rail and ocean freight availability resulting in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States, Brazil and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; the loss of our commercial agreements with International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

We assume no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect subsequent events or circumstances or actual outcomes.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investors section of our website at www.sylvamo.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

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

This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the factors described below. See Item 1. Business - Forward-Looking Statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” below. The principal risks and uncertainties affecting our business include the following:

•global and regional economic and political conditions;

•climate change and the physical and financial risks associated with fluctuating global, regional and local weather conditions or patterns;

•public health crises such as the COVID-19 pandemic and containment measures that may be implemented;

•increases in the cost or decreases in the availability of raw materials and energy;

•reduced truck, rail and ocean freight availability;

•industry-wide decline in demand for paper and related products;

•the cyclical nature of the paper industry, resulting in fluctuations in paper product prices and demand;

•competition from other businesses and consolidation within the paper industry;

•material disruptions at one or more of our manufacturing facilities;

•the capital costs of our operations that could negatively affect our profitability;

•information technology risks related to potential breaches of security that could result in the distribution of company, customer, employee and vendor information and disrupt operations;

•extensive laws, regulations and government requirements, including those related to the environment, in the regions where we operate that could result in substantial costs of compliance and costs associated with any liabilities under such laws;

•our reliance on a small number of significant customers;

•our failure to attract and retain management and other key employees;

•a significant write-down of our goodwill or other intangible assets;

•failure to achieve expected investment returns on pension plan assets;

•disruptions in operations and increased labor costs due to labor disputes;

•inability to achieve expected benefits from strategic corporate actions;

•inability to protect our intellectual property and other proprietary rights;

•the loss of commercial agreements with International Paper;

•our limited operating history as a standalone public company, such that our historical financial information may not be indicative of our future results;

•the cost of, and potential difficulties with, fulfilling our obligations as a public company, including with respect to the requirements of, and related to, rules under the Sarbanes-Oxley Act of 2002;

•the failure of the distribution of our stock and certain other transactions that occurred when we were spun off from International Paper to qualify for non-recognition treatment for U.S. federal income tax purposes, and our inability to take certain actions that could jeopardize the tax-free status of such distribution;

•conflicts of interest resulting from certain of our officers equity ownership in International Paper or former International Paper positions;

•the satisfaction of indemnification obligations between us and International Paper;

•federal and state fraudulent transfer laws and New York and Delaware corporate law which may permit a court to void the distribution and transactions that separated us from International Paper;

•failure to fulfill our obligations under agreements relating to our indebtedness or the inability to generate sufficient cash to service our indebtedness;

•the limited trading history of our stock resulting in potential decline or volatility of its price;

•future offerings of debt or equity securities senior to our common stock, depressing the common stock’s price;

•shareholders may need to rely solely on the appreciation in our stock’s value for an investment return if, in the future, we do not declare dividends, repurchase shares of our stock or otherwise return capital to shareholders;

•future issuances of equity may dilute our outstanding common stock;

•the sale of a substantial number of shares by a shareholder that causes the common stock’s price to decline;

•actions of activist shareholders causing us to incur costs, diverting our attention and resources, and adversely affecting our stock price; and

•various provisions in our certificate of incorporation and bylaws that could hinder a change in control of our company, cause a reduction in the price of our stock and limit the forum for actions against, and the liability of, our directors and officers.

RISKS RELATING TO OUR BUSINESS
Risks Relating to Economic Conditions and Other External Factors

Our operations and performance depend significantly on global and regional economic and political conditions, and adverse economic or political conditions can materially adversely affect our business, financial condition and results of operations.

We operate in three primary regions, each of which contributes significantly to our financial performance: Europe, Latin America and North America. Five of the seven mills that we own are located outside the United States: three in Brazil, one in France and one in Sweden (acquired in January 2023). We sold our Russian operations in 2022. Deterioration of business or economic conditions or geopolitical events in any one of the regions where we operate, including, for example, civil unrest, political conflict, military conflict including spread of the war in Ukraine to other countries in Europe, deterioration of trade relations and economic instability, could have a material adverse effect on our business, financial condition and results of operations.

Other events in the three regions where we operate, such as strikes, high unemployment levels, lack of availability and cost of credit, and fluctuations in the value of local currency versus the U.S. dollar, may adversely affect our cost and ability to manufacture and deliver our products to customers, as well as generally affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which may impact demand for our products.

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

Climate change has the potential to cause disruptions to our business, financial condition and results of operations. Increases in global average temperatures caused by increased concentrations of carbon dioxide and other GHGs in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters, such as hurricanes, tornados, hailstorms, fire, floods, snow and ice storms. Our operations and the operations of our suppliers are subject to changes in weather patterns, which may impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely affect timber production and harvesting, reduce the availability to us of virgin fiber or reduce the density and quality of available virgin fiber. Changes in global, regional and local weather conditions and natural disasters also could impede operations at any one or more of our mills, harm our woodlands, adversely affect the ability to harvest timber and cause variations in our cost of raw materials including virgin fiber. Additionally, a steady supply of significant volumes of water are necessary to the manufacturing operations at our mills, and weather events interrupting such supply may slow or interrupt our mill operations. The physical effects of climate change could therefore adversely affect, delay or interrupt our manufacturing operations and demand for our products or cause us to incur significant costs in preparing for or responding to the effects of the climatic events themselves. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.

Public health crises such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

In 2022 we did not experience any material financial impact or disruption to operations from pandemic-related events such as governmental mandates or illnesses (for example, absence from work of infected employees). We did experience increased costs due to inflation from the global constrictions in available labor, transportation and raw materials caused in part by the COVID-19 pandemic, but we were able to mitigate some of the impact on us. See “—Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations” and “—Reduced truck, rail and ocean freight availability could lead to higher costs or poor service, resulting in lower earnings, and could affect our ability to deliver the products we manufacture in a timely manner.”

If the emergence of new strains of COVID-19 or another public health crisis were to result in the re-imposition of governmental restrictions on the general public or on business activities to prevent viral spread, or were to cause widespread illness among our or our customers’ or suppliers’ employees, it could, in turn, have a material adverse effect on our business, financial condition and results of operations. For example, a resurgence of the COVID-19 pandemic or another public health crisis could reduce demand for our paper as a result of school and business closures and increased remote work among the general public, disrupt operations at our mills due to employee attrition, illness, quarantines, government actions or other restrictions, and cause further labor shortages, supply chain disruptions and inflation that constrain our operations and increase our costs to operate. The extent of any future impact of the COVID-19 pandemic or any other public health crisis is mostly outside of our control and will depend on various factors, including the severity of outbreaks and viral strains, the availability and effectiveness of treatments and vaccines, the extent and duration of the pandemic’s adverse effect on economic conditions, consumer confidence, discretionary spending and preferences, labor and healthcare costs and unemployment rates.

Risks Relating to Our Industry, the Products We Offer and Product Distribution

Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, caustic soda and starch) and energy sources (principally biomass, natural gas, electricity and fuel oil) to manufacture our products. Our profitability has been, and will continue to be, affected by changes in the cost and availability of the raw materials and energy sources we use, including increasing costs due to global inflationary pressures. In 2022, substantial inflation in the costs of labor, raw materials and energy, on a global basis, both directly and indirectly caused significant increases in our costs of materials (including raw materials such as wood fiber and other materials such as chemicals) and energy, all of which increased our costs of production. Further increases in the costs of raw materials and energy are not within our control and may further increase our costs of production.

The market price of virgin wood fiber varies based upon availability, source and the costs of the fuels used in harvesting and transporting the fiber. The cost and availability of wood fiber can also be affected by weather, climate variations, natural disasters, general logging conditions, geography and regulatory activity. For example, in 2022, due to weather-related and other circumstances, the amount of mature, quality virgin wood fiber that was available for harvest on our Brazilian forestlands was not adequate to allow us to maximize the amounts of virgin wood fiber used from our forestlands in our Brazilian operations, causing us to procure more expensive additional fiber from third party sources, which had an adverse effect on our Brazilian business and its EBITDA. Also in 2022, supply chain disruptions, tight availability of labor and increasing market prices for fuel increased the costs of third-party transportation of wood fiber and other materials to us and placed the local supplies of wood in all of the regions where we operate under pressure, and although we were able to mitigate the cost impact of these events, there is no assurance that we will be able to mitigate the impact of similar events in the future, particularly if shortages or costs were to increase substantially.

At our Saillat mill in 2022 we faced increased costs of energy and some raw materials resulting in part from the discontinued supply of natural gas to Europe from Russia, which increased energy costs and exerted inflationary pressures on other materials. We were able to mitigate the impact of the increased costs, but there can be no assurance that we will be able to mitigate the impact of any future substantial increases in the cost of energy in Europe, especially if energy shortages were to increase in severity. The actions that Russia may take in connection with the conflict in Ukraine are unpredictable and could escalate such shortages and further inflation in the prices of energy and raw materials in Europe.

Due to the commodity nature of our products, the supply and demand for our products determines our ability to increase prices, and we could be unable to pass on increases in our operating costs to our customers. Any sustained increase in the prices of raw materials and energy required for our manufacturing operations without any corresponding increase in product pricing would reduce our operating margins and could have a material adverse effect on our business, financial condition and results of operations.

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

In 2022, supply chains experienced disruptions resulting, in part, directly or indirectly from the COVID-19 pandemic, such as labor shortages, shipping capacity constraints, port congestion, governmental responses intended to prevent influxes of persons or contact with persons potentially infected with the COVID-19 virus, and, within the United States, significant consumer demand for products requiring transport from overseas locations and within the United States. The situation has moderated as of 2022 year-end, but it remains in flux and outside of our control. If the situation worsens, it could have a material adverse effect on our business, financial condition and results of operations.

The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the sale of paper products, an industry that has experienced, and is expected to continue experiencing, a secular decline in demand, which could put pressure on our future revenue, profit margin and growth opportunities. The global demand for uncoated freesheet (“UFS”) decreased at 2.2% CAGR from 2017 to 2021 (which includes the COVID-19 pandemic’s atypical impact in 2020 of a 10.2% decline year-over-year), based on third party RISI industry data reporting as of September 2022. This secular decline in demand is due in large part to competing technologies and materials, including the increased use of e-mail and other electronic forms of communication, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume of mail. The secular decline in demand has had a material adverse effect on our business, financial condition and results of operations. As the use of these alternatives grows, demand for paper products is likely to decline further, which could have a material adverse effect on our business, financial condition and results of operations.

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

Industry supply of paper products is also subject to fluctuation, as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or entire mills or retool them for different products to offset a decline in demand. Any such closures by us would result in significant cash and non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. As a result, prices for our paper products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to our products depends on managing our cost structure, particularly wood fiber, chemicals, transportation and energy costs, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control. If the prices or demand for our paper products decline, or if wood fiber, chemicals, transportation or energy costs increase, or both, our business, financial condition and results of operations could be materially adversely affected. See “—Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations.”

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

A material disruption at our corporate headquarters or one of our manufacturing facilities, or involving any of our machines within such facilities, could prevent us from meeting customer demand and reduce our sales, which could have a material adverse effect on our business, financial condition and results of operations. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

• fires, floods, earthquakes, hurricanes or other catastrophes;

• the effect of a drought, reduced rainfall or a flood on its water supply;

• the effect of severe weather conditions on equipment and facilities;

• disruption in the supply of raw materials or other manufacturing inputs;

• information system disruptions or failures due to any number of causes, including cyber-attacks;

• domestic and international laws and regulations applicable to our business and our business partners around the world;

• unscheduled maintenance outages;

• prolonged power failures;

• an equipment failure or damage to any of our paper-making machines;

• a chemical spill or release of pollutants or hazardous substances;

• explosion of a boiler or other equipment;

• damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

• disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

• a widespread outbreak of an illness or any other communicable disease, such as the COVID-19 pandemic or any other public health crisis;

• failure of our third-party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;

• labor difficulties; and

• other operational problems.

Our operations require substantial capital, and any significant capital investments could increase fixed costs, which could negatively affect our profitability.

We frequently make capital investments to improve our operations. These capital expenditures could result in increased fixed costs or large one-time capital expenditures, which could negatively affect our profitability. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Our expected capital expenditures are discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of operations—Liquidity and Capital Resources—Capital Expenditures.” We cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition and results of operations. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economically favorable terms, we could experience a material adverse effect on our business, financial condition and results of operations.

We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems, and those of our third-party providers or partners, could become subject to employee error or malfeasance, cyber attacks, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Although we did not experience any significant breaches of our information technology systems from cybersecurity attacks in 2022, we cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect any cyber-attacks, cyber terrorism, or security breaches from known cyber-attacks or malware that may be developed in the future. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption to systems availability, and denial of access to and misuse of applications required by our customers to conduct business with us. Access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. We maintain insurance against cybersecurity damages, but, nonetheless, the loss to us from a cybersecurity breach could be significant. The cost to remediate damages to our systems suffered could be significant, and any operational disruptions or misappropriation of information could result in government penalties, lost sales, business delays and negative publicity, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.

We are subject to extensive environmental laws and regulations in Europe, Latin America and North America. Environmental laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues. We have incurred, and expect that we will continue to incur, significant capital and operating expenditures complying with applicable environmental laws and regulations. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. See Note 13 Commitments and Contingent Liabilities to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional information and our reserves for environmental matters. Increased regulatory activity at the state, federal and international level is possible regarding climate change as well as other emerging environmental issues associated with our manufacturing sites. Compliance with regulations that implement new public policy in these areas could require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.

Legislators and regulators, investors and non-governmental organizations are continuing to look for ways to reduce GHG emissions. Even stricter regulation of GHG emissions or the imposition of carbon pricing mechanisms could result in additional costs to us in the form of taxes or emission allowances, compliance-related costs including capital expenditures, increased energy costs, higher transportation costs and higher materials costs. Also, regulators in Europe and the U.S. have focused efforts on increased disclosure related to climate change and mitigation efforts. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, would increase our compliance burden and associated regulatory costs and complexity, perhaps significantly. We also face risks arising from the increased public focus, including by governmental and nongovernmental organizations, on other environmental sustainability matters, such as packaging and waste, deforestation and land use. We also may determine to make, and may face increased pressure to make, commitments, set targets or establish additional environmental goals (including, for example, in agreements pertaining to our credit) and take actions to meet them. Environmental commitments, targets and goals could expose us to market, operational and execution risks as well as higher costs. Failure to achieve any such commitments, targets or goals, or a perception (whether or not valid) of our failure to achieve such commitments, targets or goals, could result in market, reputational, regulatory, and/or liability risks - including regulatory non-compliance, criminal or civil actions against us, assessment of fees and penalties, customer dissatisfaction, reduced revenue and profitability, and/or stockholder lawsuits - and could adversely affect our business and reputation.

There can be no assurance that our future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that our existing reserves for specific matters will be adequate to cover our future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, investigation, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

Further, we are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In the countries where we manufacture paper, our industry is subject to various performance-based rules associated with effluent and air emissions. For example, in the United States, federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements imposed by a governmental authority having jurisdiction over our operations could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, as the owner and operator of real property, we may be liable under environmental laws for investigation, cleanup, closure and other costs and damages resulting from the presence and release of hazardous substances on or from our properties or operations, including properties that we no longer own or operate. For example, at our Mogi Guacu mill in Brazil, we are working with environmental regulators to determine the work necessary to address historic contamination on land that we own near the mill. See Note 13 Commitments and Contingent Liabilities to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional information. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, our liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our or third-party sites may result in significant additional costs. Any material liability we incur could preclude us from making capital expenditures that would otherwise benefit our business and have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.

In addition to environmental laws and regulations, as discussed in Item 1 Business—Environmental and Other Regulations, our operations are subject to regulation under a wide variety of other laws, regulations and government requirements in Europe, Latin America and North America, including those relating to health and safety, labor and employment, data privacy, tax (including VAT), trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs.

For example, we are subject to complex and evolving U.S. and international privacy laws and regulations, including those pertaining to the handling of personal data, such as the EU General Data Protection Regulation (“GDPR”), Brazil’s Lei General de Proteção de Dados Pessoais (“LGPD”) and the California Consumer Privacy Act of 2018 (“CCPA”). The GDPR, which applies with respect to all member states of the European Union, includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those that had previously been in place and imposes significant penalties for noncompliance. Brazil’s LGPD establishes rules for the collection, use, processing, storage and transfer of personal data. The LGPD gives Brazilian data subjects expanded rights to control their personal data and access to it, and includes requirements with respect to maintaining the security of personal data, limiting the processing of personal data, reporting data breaches and cross-border data transfers. Failure to comply with the LGPD could result in potentially severe financial penalties. Application of penalties under the LGPD began on August 1, 2021. The LGPD may require additional compliance investment as well as additional changes to policies, procedures and operations. California’s CCPA, which went into effect on January 1, 2020, affords California residents and households expanded privacy protections. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations.

Many of these laws are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our business. These laws also often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. Regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implement will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the GDPR, LGPD the CCPA or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines or criminal prosecution, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to tax laws in Europe, Latin America and North America that are subject to interpretation by taxing authorities, and we are subject to audit by taxing authorities. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of some tax law is uncertain. While we believe the positions reported by Sylvamo comply with relevant tax laws and regulations, taxing authorities could interpret our application of certain laws and regulations differently. We are currently subject to tax audits in the United States, Brazil and other taxing jurisdictions around the world. In some cases, International Paper appealed and we have continued to appeal, certain assessments by taxing authorities in the court system, particularly in Brazil. As such, tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties. See Note 13 Commitments and Contingent Liabilities and Note 12 Income Taxes to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K.

For example, the Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of Sylvamo (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $472 million in tax, court costs, interest, penalties and fees as of December 31, 2022 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. We are appealing this tax litigation in the Brazilian federal courts. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brasil to resolve the Brazil Tax Dispute for less than the assessed amount. There is no assurance that any such amnesty program will be enacted or that we will participate. Pursuant to a tax matters agreement between Sylvamo and International Paper, Sylvamo’s payments for any such liability are capped at 40% of the first $300 million of any final settlement amount (up to $120 million). All decisions concerning the conduct of the litigation related to the Brazil Tax Dispute, including as to strategy, settlement, pursuit, abandonment and participation in any tax amnesty program, are and will continue to be made by International Paper. Sylvamo will thus have no control over any decision related to the ongoing litigation. As legally required by the Brazilian federal court, Sylvamo Brasil has provided surety bonds in connection with the Brazil Tax Dispute. International Paper has agreed to indemnify the provider of the surety bonds during the pendency of the appeal in the Brazilian federal court. If Sylvamo Brasil were unable to renew the surety bonds upon their expiration, or if Sylvamo Brasil were unable to provide additional surety bonds as and when required by the Brazilian federal court, Sylvamo Brasil could be required to post acceptable collateral in order to continue the litigation which additional collateral International Paper has agreed to provide on behalf of Sylvamo Brasil. If the indemnity provided by International Paper does not allow Sylvamo Brasil to secure a surety bond or International Paper is unable to provide acceptable collateral and we are not able to continue our appeals, or if the Brazil Tax Dispute is resolved unfavorably, the tax and related costs could have a material adverse effect on our business, financial condition and results of operations. Any resolution of the Brazil Tax Dispute through the Brazilian courts could take six to nine years.There are greater limitations under our credit agreement on the amount of dividends, share repurchases and other restricted payments that we are permitted to make until the Brazil Tax Dispute is resolved, which could have an adverse impact on our stock price; provided, however, that if we meet certain liquidity conditions and/or deposit a certain level of funds in a controlled account, these limitations are waived pursuant to an amendment to our credit agreement that we entered into in November 2022. For more information about the relevant terms of our credit agreement, see Note 14 Long-Term Debt.

Increases to income tax rates and other tax rates in the jurisdictions in which we operate could have an adverse effect on our business, financial condition and results of operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. For example, changes to U.S. tax rules in 2022 included an increase in the corporate alternative minimum tax, increasing the tax rates applicable to certain U.S. corporations’ international income and imposing an excise tax on stock buybacks. These rules have not had a material adverse effect on us but could in the future, and it is difficult to predict whether and when tax law changes will be enacted that would have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (“Bribery Act”), and other anti-corruption laws in various jurisdictions where we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our operations are also subject to economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption or economic and trade sanctions laws. Such violations could expose us to reputational harm and could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability, and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

We rely heavily on a small number of significant customers and are exposed to risks associated with the financial viability of our customers and consolidation among our customers.

We rely heavily on a small number of significant customers, and if we were to lose one or more of such customers, it could have a material adverse effect on our sales and profitability. For example, our top ten customers represent approximately 40% of our net sales, including one customer that represents approximately 13% of our net sales; see Note 17 Financial Information by Business Segment and Geographic Area to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K. In particular, because our business operates in a highly competitive industry, we regularly bid for new business or for renewal of existing business. Generally, our customers are not contractually required to purchase any minimum amount of products. Should our customers purchase products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition and results of operations.

We are also exposed to risks associated with the ability of our customers to meet their financial obligations to us. The financial viability of our customers is key to maintaining our sales to those customers and their ability to pay for those sales. Any threat to the financial viability of our customers could result in the reduction, delay or cancellation of customer orders and their ability to pay their outstanding receivables with us which could have a material adverse effect on our business, financial condition and results of operations.

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

We are led by a strong senior management team that has extensive experience in the paper industry, and we rely upon an extensive and skilled workforce. Our ability to successfully operate our business and our future growth depends, to a significant degree, on the ability to continue to attract and retain senior management with strong leadership experience and relevant knowledge and skills. There is no guarantee that senior management individuals will not leave our company or that we will be able to attract and retain strong senior management in the future.

Also, as our workforce at our mills ages and retires, we will lose operators and other members of our skilled workforce with 30+ years’ experience, and many of the employees replacing them will have much less tenure. This is due to a large extent on workforce preferences; that is, employee interest in manufacturing jobs with shifts covering 24 hours, seven days per week, has declined, and employees also are more open now to voluntarily leaving their positions and having multiple employers over their career than has historically been the case in our industry. Our training programs are tailored to accelerate training, but it is difficult to replace the number of years of experience our retiring operators and skilled workforce possessed. The situation is exacerbated by the currently tight labor market where our mills are located. Hybrid work options are also creating challenges to motivate and retain employees. The market for labor at all levels of experience and seniority, including for people with the specialized technical and trade experience needed for manufacturing operations, was very competitive in 2022 and remains very competitive. All of these factors drive up our cost of labor and, further, there is no guarantee that we will be able to attract and retain the skilled employees needed to successfully operate our business in the future.

Additionally, we could experience labor shortages if a public health crisis were to affect the supply of labor or ability of employees to work (see “—Public health crises such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations”) or if our relationships with our employees represented by unions were to deteriorate (see “—We could experience disruptions in operations and increased labor costs due to labor disputes”).

Loss of the services of any members of our senior management team or other key or skilled employees, significant attrition in our workforce, retirements as our workforce ages or the failure to attract and retain qualified persons to serve in management and other positions, could have a material adverse effect on our business and business prospects.

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

We sponsor various defined benefit pension plans. The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for our domestic defined benefit pension plan is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act of 1974, as amended

(“ERISA”) and foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at our discretion. As of December 31, 2022, the Sylvamo United Kingdom (“U.K.”) pension plan was fully funded, and the Sylvamo United States pension plan was 95% funded. We may need to make future contributions to reduce any underfunding and, with respect to the U.K. pension plan, we have agreed with U.K. regulators to contribute to the plan approximately $4 million per year through 2029 to enhance the plan’s self-sufficiency. There can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse market conditions and declining interest rates, we may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or increases in life expectancy assumptions, may also increase the costs and funding requirements of the obligations related to the company’s pension plans. An increase in costs or funding requirements could adversely impact our cash flows, business, financial condition and results of operations.

We could experience disruptions in operations and increased labor costs due to labor disputes.

A portion of our workforce is represented by unions and operate under various collective bargaining agreements, including that some of our employees are represented by six unions in Brazil, three unions in France, four unions in Sweden (at our newly acquired Nymölla mill), and the hourly employees at our mill in Ticonderoga, New York, are represented by one union with two branches. We must negotiate to renew or extend any union contracts near or upon their expiration. We may not be able to successfully negotiate new agreements without work stoppages or labor difficulties in the future or renegotiate them on favorable terms. If we are unable to successfully or favorably renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, this could have a material and adverse effect on our business, financial condition and results of operations.

We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions that we may pursue.

We may pursue strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions, such as our acquisition in January 2023 of a paper mill in Nymölla, Sweden. We may not achieve the expected benefits associated with any such transactions in which we engage. Failure to achieve the expected benefits of a transaction could require us to record an impairment charge for goodwill or other intangible assets. Among the benefits we would expect from potential acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place higher strategic value on such assets than we do. Corporate transactions of this nature which we may pursue involve a number of special risks, including our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the integration of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.

In addition, subject to certain exceptions for immaterial transfers, if any portion of the Brazil eucalyptus forest plantations owned by Sylvamo as of October 1, 2021 are directly or indirectly transferred, Sylvamo will be required to make a payment of $100 million to International Paper. For these purposes, a transfer includes any sale, pledge or transfer of any legal or beneficial interest in the Brazil lands, including any grant of an option or other right or interest or entry into any contract that would result in a reduction or diminution of Sylvamo’s economic ownership in the Brazil lands. A change of control of Sylvamo would also result in the payment becoming due and payable. As a result, we would not realize the full value of any transfer of the Brazil eucalyptus forest plantations, which may make any such transaction less attractive to us, and the provision requiring payment upon a change in control of Sylvamo would be a pricing consideration in any potential strategic transaction.

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

Risks Related To Our Separation in October 2021 From International Paper And Our Limited Operating History As a Standalone Company

We rely on certain commercial agreements with our former parent company, International Paper, whereby a substantial amount of our production in the United States is outsourced, and the loss of such agreements or the inability to recoup the fixed costs of such agreements, could have an adverse effect on our business, financial condition and results of operations.

In connection with our separation from International Paper on October 1, 2021, we and International Paper entered into agreements that govern certain commercial relationships following the separation, including related to the supply and purchase of certain raw materials and finished products and licenses of certain intellectual property and technology. For example, we are party to offtake agreements related to International Paper’s Georgetown, South Carolina, and Riverdale, Alabama, mills, which provide us with UFS products important to our business. International Paper has had the right to terminate the offtake agreement related to the Georgetown mill since January 1, 2023, and it will have the right to terminate the offtake agreement related to the Riverdale mill as of January 1, 2024, in each case on six months’ notice, and termination of these agreements could significantly reduce our UFS production capacity in the United States. Such rights have not been exercised as of the date of this Annual Report on Form 10-K. Also, we believe that the Georgetown and Riverdale mills, as paper mills, are subject to the same or similar economic, external, industry and operational risks that our own mills face (as described in these “Risk Factors”). The expiration or termination of one or more of our commercial agreements with International Paper, or the inability of its Georgetown or Riverdale mill to produce our products at a reasonable cost to us or at all, could have an adverse effect on our business, financial condition and results of operations if we are unable to acquire or sell the raw materials or finished products to third parties on similar terms or at all.

Moreover, we are required to pay certain fixed costs under the offtake agreements regardless of the level of orders received, and we will not be able to terminate the offtake agreements for Georgetown and Riverdale until January 1, 2025 and January 1, 2026, respectively, even if demand has decreased such that we are no longer able to sell the UFS and other products produced at those facilities. As a result, until these early termination dates, we will not be able to reduce or eliminate the costs associated with the offtake agreements, which may have an adverse effect on our business, financial condition and results of operations and cash flow.

We have limited operating history, and our historical financial information may not be indicative of our future results as a stand-alone company.

We have a limited history operating as a separate, stand-alone public company since our spin-off from International Paper on October 1, 2021. Our historical financial information in this Annual Report on Form 10-K reflects allocations for services historically provided by International Paper, and these allocated costs are different from the actual costs we incur for these services as a separate company. In some instances, the costs incurred for these services may be higher than the share of total International Paper expenses allocated to our business historically. The historical financial information that predates the spin-off also does not reflect the increased costs associated with being a separate, public company, including changes in our cost structure, personnel needs, financing and operations of our business as a separate public company. Thus, the historical financial information in this Annual Report on Form 10-K, including for periods prior to our 2021 fourth fiscal quarter, may not reflect what our results of operations, financial position would have been had we been a separate, public company during such periods or be indicative of what our results of operations, financial position may be in the future.

Further, we have a different credit profile than International Paper. As of the date of this Annual Report on Form 10-K, our Moody’s long-term family rating is Ba2 and our S&P issuer rating is BB. Our failure to maintain a satisfactory credit rating could adversely affect our liquidity, capital position, borrowing costs under our indebtedness and access to capital markets.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including that we are required to prepare and file annual and quarterly financial statements and other reports with the SEC. We also are subject to other reporting and corporate governance requirements under the listing standards of the New York Stock Exchange (“NYSE”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which impose significant compliance-related costs and obligations. Thus, we are required to have procedures and practices as a public company that are not required of private companies, resulting in additional costs that we did not have prior to our separation from International Paper, including costs associated with external and internal auditing, investor relations, stock administration, regulatory compliance, retention of independent directors, director and officer liability insurance costs, registrar and transfer agent fees.

As a public company, we are required to:

• prepare and file periodic and current reports, and distribute other shareholder communications, in compliance with U.S. federal securities laws and NYSE rules;

•    comply with public company corporate governance requirements that include enhanced roles and duties for our board of directors and its committees;

• institute comprehensive compliance, investor relations and internal audit functions; and

• evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

The requirement that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act, was phased in for us as a new public company and is fully applicable to us starting with the year ended December 31, 2022. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes- Oxley Act. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement or maintain required controls, or difficulties encountered in doing so, could have a material adverse effect on our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.

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

If the IRS ultimately determines, and a court confirms, that any aspect of the separation, the distribution or any related transaction is taxable, then (i) International Paper could incur significant U.S. federal income tax liabilities and/or (ii) International Paper shareholders that received Sylvamo stock in the distribution could be required to include taxable income or gain with respect to their receipt of Sylvamo stock. Sylvamo may be required to indemnify International Paper for such tax liability in certain circumstances, pursuant to the tax matters agreement; however, there can be no assurance that Sylvamo would have the resources or liquidity needed to satisfy any claim under the indemnity.

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

We are unable to take certain actions because such actions could jeopardize the tax-free status of the separation from International Paper by distribution of Sylvamo shares to International Paper shareholders, and such restrictions could have a significant adverse impact on us.

The tax matters agreement prohibits us from taking actions that could reasonably be expected to cause the distribution of shares of Sylvamo to be taxable or to jeopardize the conclusions of the tax opinion or the IRS ruling. In particular, the tax matters agreement provides that for two years after the separation (through October 1, 2023), we must refrain from engaging in certain transactions, including:

• entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of our capital stock, or options or other rights in respect of our capital stock, subject to certain exceptions relating to open market stock repurchases;

• issuing equity securities beyond certain thresholds;

• ceasing the active conduct of our business; and

• dissolving, liquidating, merging or consolidating with any other person.

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

Because of these restrictions, until October 1, 2023, we may be limited in the amount of capital stock that we can issue to make acquisitions or to raise additional capital. Also, the possibility that we may be required to pay under the indemnity obligation to International Paper may discourage, delay or prevent a third party from acquiring control of us during this two-year period in a transaction that our shareholders might consider favorable.

Certain of our officers may have actual or potential conflicts of interest because of their International
Paper equity ownership or their former International Paper positions.

Our Chief Executive Officer, Chief Financial Officer and certain other of our executive officers were, prior to our separation from International Paper, officers or employees of International Paper, and thus have professional relationships with International Paper’s executive officers, directors or employees. In addition, because of their former International Paper positions, they may own International Paper common stock or restricted stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these officers are faced with decisions that could have different implications for International Paper and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between International Paper and us regarding the terms of the agreements governing the separation and the relationship thereafter between the companies. These agreements include the distribution and separation agreement, the tax matters agreement, the employee matters agreement, the offtake agreements and any other commercial agreements between the parties or their affiliates.

Satisfaction of indemnification obligations following the separation could have a material adverse effect on our financial condition and results of operations.

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

We may also incur significant costs related to environmental liabilities that we assumed from International Paper in connection with the separation arising at our mills and other sites that were not owned by International Paper at the time of separation but were primarily operated or used by International Paper’s former printing papers business. See, for example, the information in Note 13 Commitments and Contingent Liabilities to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Third parties could also seek to hold us responsible for any of the liabilities that International Paper has agreed to retain. Indemnities from International Paper may not be sufficient to protect us against the full amount of such liabilities if, for example, International Paper is not able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from International Paper any amounts for which we are indemnified by it, we may be temporarily required to bear these losses ourselves, requiring us to divert cash that would otherwise have been used in furtherance of our operating business. Each of these risks could have a material adverse effect on our financial condition and results of operations.

Federal and state fraudulent transfer laws and New York and Delaware corporate law may permit a court to void the separation and related transactions, which could have a material adverse effect on our business, financial condition and results of operations.

In connection with our separation from International Paper, International Paper undertook a series of internal corporate reorganization transactions which, along with the contribution of certain of the entities and assets associated with International Paper’s former printing papers business to Sylvamo, the distribution of shares of Sylvamo common stock to International Paper’s shareholders, and a special payment of $1.5 billion by Sylvamo to International Paper, which could be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under New York or Delaware corporate law. Under applicable laws, any transaction, contribution or distribution completed as part of the separation could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and the transferor was insolvent or rendered insolvent by reason of the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the separation was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

• the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

• the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

• it could pay its debts as they become due.

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

Risks Relating To Our Indebtedness

Our indebtedness could have a material adverse effect on our financial condition and prevent us from fulfilling our obligations under the agreements governing our indebtedness.

In connection with our separation from International Paper, we entered into a $450 million cash flow-based revolving credit facility, $450 million term loan “B” facility and $520 million term loan “F” facility, and we issued $450 million of senior notes. On September 30, 2022, we established a $120 million accounts receivable finance facility. As of December 31, 2022, the aggregate principal amount of our outstanding debt was approximately $1 billion. Our level of debt could have important consequences to our shareholders, including:

• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, product development, acquisitions or other general corporate requirements;

• requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, product development, acquisitions and other general corporate purposes;

• increasing our vulnerability to general adverse economic and industry conditions;

• increasing our effective tax rate;

• exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest;

• limiting our ability to deduct the full amount of the interest payments on any debt we incur in connection with our separation from International Paper or any other borrowings from our taxable income;

• limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

• placing us at a competitive disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms; and

• increasing our cost of borrowing.

We and our subsidiaries may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, the related risks that we face would increase.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control, including those discussed under “—Risks Related to Our Business.” We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, which would trigger default under the credit agreement, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

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

Risks Relating To Our Common Stock

Our common stock has traded only since October 1, 2021, providing a limited trading history on which to evaluate it as an investment, resulting in potential decline in or volatility of its price.

Our common stock commenced trading on the NYSE on October 1, 2021. The limited trading history of our common stock may make it a less desirable investment for some, potentially making it more difficult for shareholders to sell our shares at an attractive price, or at all, and could lead to our share price being depressed or volatile. We cannot predict the prices at which our common stock may trade, and many factors could cause the trading price of our common stock to rise and fall, including the following:

• actual or anticipated fluctuations in our operating results due to factors related to our business;

• success or failure of our business strategies;

• our quarterly or annual earnings, or those of other companies in our industry;

• our ability to obtain financing as needed;

• our announcements or our competitors’ announcements regarding new products, enhancements, significant contracts, acquisitions or strategic investments;

• changes in the estimates of our operating performance or changes in recommendations by any securities analysts that elect to follow our stock;

• actions by institutional shareholders and other large shareholders including future sales of our common stock;

• overall market fluctuations;

• changes in laws, rules and regulations affecting our business;

• the gain or loss of significant customers or changes in our customers’ preferences;

• developments related to the COVID-19 pandemic or another public health crisis; and

• general economic conditions and other external factors.

In particular, we cannot assure stockholders that they will be able to sell our shares or that they will avoid loss upon a sale. Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Continued payment of dividends on, and repurchases of, our common stock are subject to the continued discretion of our board of directors and, consequently, shareholders’ ability to achieve a return on their investment could become limited to appreciation in the price of our common stock.

In 2022, we commenced paying quarterly dividends on and repurchasing shares of our common stock. Our continued declaration and payment of dividends, continued repurchases of shares, and institution of any other distributions of capital to shareholders will nonetheless be at the discretion of our board of directors and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, covenants contained within agreements governing our indebtedness, contractual restrictions with respect to payment of dividends and the repurchase of shares, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As of December 31, 2022, we have repurchased $80 million of the $150 million authorized by our board of directors for our repurchases of our common stock, and any repurchases in excess of the $150 million authorization would require further authorization by our board of directors. Additionally, the agreements governing our indebtedness currently limit the amount of “restricted payments,” including dividends and share repurchases, that we are permitted to make while our indebtedness remains outstanding, and these limitations are greater until the Brazil Tax Dispute (as defined herein) is resolved. See Note 12 Income Taxes to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K for further discussion of the Brazil Tax Dispute. There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock in the future. Therefore, the success of an investment in shares of our common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate or even maintain their value.

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

If any of our shareholders sells a substantial number of shares of our common stock, the market price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales (or the possibility that these sales may occur), or speculation that a holder of a large number of shares of our common stock intends to sell its shares, could reduce the market price of our common stock. As of December 31, 2022, we had approximately 42.6 million shares of our common stock outstanding, of which approximately 4.1 million are currently subject to certain restrictions on transfer imposed by contract or the U.S. federal securities laws. We have agreed to register certain shares of our common stock for public resale, and once we register these shares, a greater number of these currently restricted shares will be able to be sold into the public market than would otherwise be the case. As a result, all or a significant portion of these restricted shares could be sold from time to time. This could cause the market price of our common stock to drop significantly, even if our business is performing well.

We have been, and may continue to be, subject to the actions of activist shareholders, which could cause us to incur substantial costs, divert management's attention and resources, and adversely affect our business and stock price.

We have been, and may continue to be, the subject of increased activity by activist shareholders. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plans. If faced with an activist shareholder in the future, we may not be able or willing to respond to the activist shareholder’s requests, which could result in a proxy contest and disrupt our operations. Activist campaigns could create perceived uncertainties as to the future direction of the Company or its leadership and strategic plans and may also result in the loss of potential business opportunities, harm our ability to attract qualified personnel and business partners and cause us to incur additional legal, financial advisory and other costs. Activist shareholder activity, or the mere presence of an activist shareholder among our investor base, could adversely impact the market price for our common stock or cause periods of significant price volatility.

Anti-takeover provisions in our certificate of incorporation and bylaws could discourage, delay or prevent a change of control of our company and could affect the trading price of our common stock.

Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change in our management or change of control, including that they, collectively:

•    authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

• provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

• prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders; and

• establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (1) derivative action or proceeding brought on our behalf, (2) action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (3) action asserting a claim arising out of or pursuant to the Delaware General Corporation Law (the “DGCL”) or our certificate of incorporation or bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of

1933, as amended (the “Securities Act”), the Exchange Act, and the rules and regulations thereunder. Neither this provision nor the exclusive forum provision will mean that shareholders have waived our compliance with federal securities laws and the rules and regulations thereunder, but it does mean that our shareholders are deemed to have notice of and have consented to these provisions concerning choice of forum. The choice of forum provision in our certificate of incorporation may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or any of our current or former directors, officers or shareholders, which may discourage lawsuits with respect to such claims. Additionally, a court could determine that the exclusive forum provision is unenforceable. If a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable to an action in which we assert the choice of forum, we could incur additional costs associated with resolving the action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our certificate of incorporation contains provisions permitted under the DGCL relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

• any breach of the director’s duty of loyalty;

• acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

• under Section 174 of the DGCL (unlawful dividends); or

• any transaction from which the director derives an improper personal benefit.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
FORESTLANDS
As of December 31, 2022, the Company owned or managed approximately 250,000 acres of forestlands in Brazil. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (“CERFLOR”) and the Forest Stewardship Council (“FSC”).
MILLS AND PLANTS
Our portfolio of properties spans three continents and includes five vertically-integrated mills and one non-integrated mill with an aggregate annual paper and pulp production capacity of 2.8 million short tons. We have two mills in our North America segment in the United States (Ticonderoga, New York and Eastover, South Carolina), three mills in our Latin America segment in Brazil (Três Lagoas, Mato Grosso do Sul, and Luís Antônio and Mogi Guaçu, São Paulo), and one mill in our Europe segment (Saillat, France). Our paper manufacturing operations are further supported by 10-year offtake agreements with International Paper (subject to their earlier termination) for paper production at the North American Riverdale, Alabama, and Georgetown, South Carolina mills for 495,000 short tons of uncoated freesheet and 160,000 short tons of uncoated bristols, a heavier weight paper grade used in products such as file folders. A listing of our production facilities by segment, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €150 million (approximately $160 million), subject to customary purchase price adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines.
CAPITAL INVESTMENTS AND DISPOSITIONS

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations. A discussion about the level of planned investments for 2023 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings arising from time to time in the ordinary course of business. The Company is not involved in any legal proceedings, individually or in the aggregate, that we expect to result in a material adverse effect upon our financial condition or results of operations. See Note 12 Income Taxes and Note 13 Commitments and Contingent Liabilities of the Notes to our Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K, which notes are incorporated into this Item 3, Legal Proceedings, by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The environmental matters set forth in Note 13 Commitments and Contingent Liabilities are disclosed in accordance with such requirement and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY

The Company’s common stock is traded on the New York Stock Exchange (NYSE: SLVM). As of February 17, 2023, there were approximately 6,800 record holders of common stock of the Company. This number does not include an indeterminate number of “street” holders whose shares of common stock of the Company are held of record by banks, brokers and other financial institutions.

In 2022, our Board of Directors approved a quarterly cash dividend of $0.1125 per share of the Company’s common stock payable for our third and fourth quarters of 2022. They increased the quarterly dividend to $0.25 per share beginning with the dividend payable for our first quarter of 2023. We expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors in its sole discretion. Our ability to pay dividends is, and in the future will continue to be, dependent on the then existing conditions, including our financial condition, results of operations, capital requirements, legal and contractual limitations (including covenants in our agreements governing our indebtedness) and other factors our Board of Directors deems relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2022 - October 31, 2022	1,223	$—	—	$150
November 1, 2022 - November 30, 2022	937,245	$49.58	937,231	$104
December 1, 2022 - December 31, 2022	620,333	$54.11	619,604	$70
Total	1,558,801		1,556,835
(a) 1,966 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $80 million of shares during the year ended December 31, 2022.

PERFORMANCE GRAPH

The following performance graph compares a $100 investment in Company stock on October 1, 2021 with a $100 investment in our Peer Group and the S&P SmallCap 600 Index also made at market close on October 1, 2021. The graph portrays total return, October 1, 2021 - December 31, 2022, assuming reinvestment of dividends. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of, the Exchange Act nor shall such information be incorporated by reference into any other filings under the Exchange Act or the Securities Act.

Return on $100 Investment at December 31, 2022

1.The Peer Group represents all companies within the Materials sector of the S&P SmallCap 600 Index.
2.Returns are calculated in $USD.

ITEM 6 . RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated and combined financial statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In addition to historical consolidated and combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

The following generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of historical items in 2020, and year-to-year comparisons between 2021 and 2020, can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022, under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPIN-OFF

Prior to the spin-off from International Paper on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. These consolidated and combined financial statements reflect the combined historical financial position, results of operations and cash flows of the Company as historically managed within International Paper for the periods prior to the completion of the spin-off and reflect our consolidated financial position, results of operations and cash flows for the period after the completion of the spin-off. The consolidated and combined financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’). The consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had it operated as an independent company during all periods presented.
EXECUTIVE SUMMARY

Full-year 2022 net income from continuing operations was $336 million ($7.57 per diluted share) compared with $227 million ($5.16 per diluted share) for 2021. Net sales increased 28% to $3.6 billion in the current year compared with $2.8 billion in 2021. Cash from continuing operations was $418 million in the current year compared to $423 million in the prior year. Adjusted EBITDA was $721 million in 2022, which represents an increase of $276 million from the prior year adjusted EBITDA of $445 million. Additionally, our 2022 adjusted EBITDA margin was 19.9% compared to 15.7% in the prior year and free cash flow was $269 million compared to $354 million last year. Prior year free cash flow only included one quarter of cash interest and tax payments, reflecting our spin off from International Paper on October 1, 2021.

Comparing our performance in 2022 to 2021, we benefited from gains in price and mix which allowed us to outpace input cost inflation, primarily for energy, chemicals and distribution. Demand in Latin America and North America for uncoated freesheet continued to rebound in the current year as schools and offices continued to reopen, while demand in western Europe declined slightly. Additionally, we announced an agreement to acquire an uncoated freesheet mill in Nymölla, Sweden from Stora Enso for €150 million, which we closed on in January of 2023. The mill we acquired through this strategic bolt-on acquisition has the capacity to produce approximately 500,000 short tons of uncoated freesheet, produces 85% of its energy needs from carbon-neutral, renewable biomass residuals and includes iconic brands like Multicopy. Additionally, we completed the sale of our Russian operations during the year for $420 million, receiving approximately $385 million in cash proceeds after foreign currency costs and transaction fees. We also strengthened our balance sheet by repaying more than $370 million in debt. Finally, we were able to return significant cash to shareowners by paying $10 million in dividends and repurchasing $80 million of our common stock during 2022.

Looking ahead to 2023, we remain committed to generating strong adjusted EBITDA and free cash flow. We expect relatively stable volume with price and mix to be slightly favorable compared to input costs. We will have slightly higher planned maintenance outage expenses than last year, with outages in Saillat and Nymölla, in addition to the normal annual outages at our other mills. However, earnings will benefit from the acquisition of Nymölla and we are expecting favorable trends in energy, input and transportation costs.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations (which were sold on October 2, 2022). As a result, the operating results of the Company’s Russian operations have been classified as “Discontinued operations, net of taxes” for all periods presented in the consolidated and combined statement of operations. Assets and liabilities of the Russian operations have been classified as current and long-term assets and liabilities held for sale for all periods presented in the accompanying consolidated balance sheets. See Note 8 Divestiture and Impairment of Business to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further details.
RESULTS OF OPERATIONS

When reading our financial statements and the information included in this Annual Report on Form 10-K, it should be considered that we have experienced, and continue to experience, several material trends and uncertainties that have affected our financial condition and results of operations and that could affect future performance. We believe that the following material trends and uncertainties are important to understanding our business.

Macroeconomic Conditions

The Company’s operating results are typically closely tied to changes in the general economic conditions in Europe, Latin America and North America, as well as general global economic conditions. The Company’s profitability and operating results are dependent on the price of our products and the market price of raw materials (primarily wood fiber and chemicals), energy sources and third-party transport of our goods. Historically, economic and market shifts, inflationary pressures, fluctuations in capacity and changes in foreign currency exchange rates have created changes in prices, sales volume and margins for our products.

Consumer Behavior

Factors that impact the demand for our products include general macroeconomic conditions, consumer preferences, movements in currency exchange rates, consumer spending, commercial printing and advertising activity, adoption of electronic mediums, white-collar employment and the shift to a hybrid work models, and increased remote schooling.

The following summarizes our results of operations for the periods presented:

In millions for the years ended December 31	2022	2021
NET SALES	$3,628	$2,828
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,619	2,143
Selling and administrative expenses	325	207
Depreciation, amortization and cost of timber harvested	125	126
Taxes other than payroll and income taxes	23	25
Interest expense (income), net	69	(1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	467	328
Income tax provision	131	101
NET INCOME FROM CONTINUING OPERATIONS	336	227
Discontinued Operations, net of taxes	(218)	104
NET INCOME	$118	$331
Net Sales
The net sales increase of $800 million was primarily driven by an increase in average sales prices of our products, which more than offset higher input costs. International net sales (based on the location of the seller) totaled $1.5 billion, or 40%, of total sales for the year ended December 31, 2022. This compares with international net sales of $1.1 billion, or 39% of total sales for the year ended December 31, 2021. Additional details on net sales are provided in the section titled “Business Segment Results.”

Cost of Products Sold
Cost of products sold increased by $476 million, primarily due to higher input and operating costs compared to the prior period.

Selling and Administrative Expenses
The $118 million increase in selling and administrative expenses was the result of the increase in net sales activity, as well as $23 million and $20 million of expense recognized in 2022 related to the transition service agreement and one-time costs associated with the spin-off, respectively. Additional details regarding the one-time costs associated with the spin-off are provided in “Non-GAAP Financial Measures.”

Interest (Income) Expense, net
The increase in interest expense, net was the result of the recognition in 2022 of a full year of interest expense primarily related to the long-term debt we incurred in conjunction with our spin-off and the inclusion in 2021 of pre-tax income of $20 million associated with the accrual of a foreign value-added tax credit. Additional details regarding debt incurred are provided in Note 14 Long-Term Debt to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes
The effective income tax rate was 28% for the year ended December 31, 2022, compared to 31% for the year ended December 31, 2021. The income tax provision and effective income tax rate decreased for the year ended December 31, 2022 primarily due to the mix of earnings in our regions and a release of the valuation allowance on our French deferred tax assets.

Discontinued Operations
See Note 8 Divestiture and Impairment of Business to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
DESCRIPTION OF BUSINESS SEGMENTS

The Company’s reportable business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. The following summary describes the products and services offered in each of the segments as of December 31, 2022:

Europe
Our Europe segment produces a broad portfolio of uncoated freesheet papers for numerous uses and applications, and market pulp. As of December 31, 2022, we operate one paper and pulp mill in the region in Saillat, France. Located in the Limousin region of France, the Company’s Saillat mill produces both paper and market pulp. It is the only mill in France to cover the entire production process from wood harvesting to paper, and is one of the leading cutsize producers in France and Western Europe. The Saillat mill produces UFS papers, such as copy paper, and value-added products such as tinted paper and colored laser printing paper under leading brands such as REY Adagio and Pro-Design. We also produce graphic and high-speed inkjet printing papers under the brand Jetstar. The Saillat mill has some of the highest environmental credentials for our products.

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

North America
The North American paper business manufactures uncoated freesheet papers at its mills in Eastover, South Carolina and Ticonderoga, New York and has offtake agreements to purchase the uncoated papers produced by International Paper’s Riverdale and Georgetown mills in Selma, Alabama and Georgetown, South Carolina. The North American papers business comprises three product lines, Imaging Papers, Commercial Printing Papers and Converting Papers. The imaging papers business, which comprises roughly half of the North American segment’s volume, produces copy paper for use in copiers, desktop and laser printers and digital imaging. These products are important for office use, home office use and in businesses such as education, healthcare and financial services. The commercial printing business comprises about 17% of the North American segment’s volume, and end-use applications in the commercial printing business include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. The converting business manufactures a variety of grades that are converted by our customers into envelopes, tablets, business forms, file folders and several specialty grades. Uncoated papers are sold under private label and brand names that include Hammermill®, Springhill®, Williamsburg, Accent®, DRM® and Postmark®.
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

The following table presents a comparison of income from continuing operations before income taxes to business segment operating profit:

In millions for the years ended December 31	2022	2021
Income From Continuing Operations Before Income Taxes	$467	$328
Interest expense (income), net	69	(1)
Other special items, net (b)	17	(29)
Business Segment Operating Profit (a)	$553	$298
Europe	$50	$(29)
Latin America	212	194
North America	291	133
Business Segment Operating Profit (a)	$553	$298
(a)    We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income) and net business special items which includes net corporate special items. We believe that business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statements footnotes in accordance with ASC 280.
(b)    Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Other special items in the periods presented primarily include one-time costs associated with the spin-off, foreign exchange hedging gains and transactions costs associated with the Nymölla acquisition, and foreign VAT refunds.

The following tables present Net sales and Operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information on the Company’s segments.

Europe

In millions for the years ended December 31	2022	2021
Net Sales	$501	$366
Operating Profit (Loss)	$50	$(29)

For the year ended December 31, 2022, our Europe segment net sales increased $135 million compared to the same period in 2021, primarily due to an increase in the market price for uncoated freesheet and pulp.

Europe operating profit for the year ended December 31, 2022 was $79 million higher than the same period in 2021 as the impact of higher sales price and mix ($148 million), lower planned maintenance outages ($22 million) and higher volumes ($5 million) more than offset higher operating costs ($39 million) and higher input costs ($57 million).

Latin America

In millions for the years ended December 31	2022	2021
Net Sales	$1,023	$786
Operating Profit (Loss)	$212	$194

For the year ended December 31, 2022, our Latin America segment net sales increased $237 million compared to the same period in 2021, primarily driven by an increase in the market price and mix of uncoated freesheet and pulp for both export and domestic markets.

Operating profit for Latin America for the year ended December 31, 2022 was $18 million higher than the same period in 2021, primarily driven by increased sales price and mix ($219 million) which more than offset higher operating costs ($83 million), increased input costs ($107 million) primarily for purchased pulp, chemicals, and energy, higher planned maintenance outages ($9 million) and lower volume ($2 million).

North America

In millions for the years ended December 31	2022	2021
Net Sales	$2,173	$1,718
Operating Profit (Loss)	$291	$133

For the year ended December 31, 2022, our North America segment net sales increased $455 million, compared to the same period in 2021, primarily due to an increase in the market price for cutsize paper and rolls and increased volume.

Operating profit for North America for the year ended December 31, 2022 was $158 million higher than the same period in 2021 as increased sales price ($397 million) and volume ($14 million) more than offset higher planned maintenance outages ($20 million), higher operating costs ($26 million), increased input costs ($207 million) primarily for wood, energy and distribution.

NON-GAAP FINANCIAL MEASURES

Management provides Adjusted EBITDA, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management uses this measure in managing the operating performance of our business and believes that Adjusted EBITDA provide investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt. Adjusted EBITDA is reconciled to Net income, the most directly comparable GAAP measure. Adjusted EBITDA may be determined or calculated differently by other companies and therefore may not be comparable among companies.

In millions for the years ended December 31,	2022	2021
Net Income	$118	$331
Less: Discontinued operations, net of taxes	(218)	104
Net Income From Continuing Operations	336	227
Income tax provision	131	101
Interest expense (income), net	69	(1)
Depreciation, amortization and cost of timber harvested	125	126
Stock-based compensation	20	14
Transition service agreement expense	23	7
Net special items expense (income) (a)	17	(29)
Adjusted EBITDA (b)	$721	$445
Net Sales	$3,628	$2,828
Adjusted EBITDA Margin	19.9%	15.7%
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include one-time costs associated with the spin-off, foreign exchange hedging gains and transaction costs associated with the Nymölla acquisition, and foreign VAT refunds.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (GAAP) excluding discontinued operations, net of taxes plus the sum of income taxes, net interest expense (income), depreciation, amortization and cost of timber harvested, transition service agreement expense, stock-based compensation, and, when applicable for the periods reported, special items.
Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operating activities from continuing operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareowners. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following are reconciliations of cash provided by operating activities from continuing operations to free cash flow:

In millions for the years ended December 31	2022	2021
Cash provided by operating activities from continuing operations	$418	$423
Adjustments:
Cash invested in capital projects	(149)	(69)
Free Cash Flow	$269	$354
The non-GAAP financial measures presented in this Annual Report on Form 10-K as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Annual Report on Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.
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

The terms of the agreements governing our debt contain customary limitations as well as other provisions. These provisions may also restrict our business and, in the event we cannot meet the terms of those provisions, may adversely impact our financial condition, results of operations or cash flows.

Operating Activities

Cash provided by operating activities from continuing operations totaled $418 million for the year ended December 31, 2022, compared with cash provided by operating activities from continuing operations of $423 million for the year ended December 31, 2021. The decrease in cash provided by operating activities from continuing operations in 2022 relates primarily to changes in working capital, partially offset by higher income.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $56 million for the year ended December 31, 2022, compared with cash provided by working capital components of $62 million for the year ended December 31, 2021. Working capital components for the year ended December 31, 2022 primarily reflect $48 million of cash provided by accounts payable and accrued liabilities balances and $40 million of cash provided by other operating activities. This activity was offset by $45 million of cash used for accounts and notes receivable and $99 million of cash used for inventories.

Investment Activities

The total cash inflow from investing activities from continuing operations for the year ended December 31, 2022 increased from the year ended December 31, 2021, primarily due to the impact of the sale of the company’s Russian operations. This was partially offset by increased capital spending for the year ended December 31, 2022.

The following table shows capital spending by business segment, which represents the most significant portion of our recurring investment activities.

In millions for the years ended December 31	2022	2021
Europe	$7	$6
Latin America	76	39
North America	66	24
Total	$149	$69

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 119% and 55% for the years ended December 31, 2022 and 2021, respectively.

Financing Activities

Cash used in financing activities from continuing operations for the year ended December 31, 2022 primarily reflects the payments of $20 million, $410 million, and $16 million on our outstanding principal debt balances for the Revolving Credit Facility, Term Loan B, and Term Loan F, respectively. During the year ended December 31, 2022, the Company paid $10 million in dividends and repurchased $80 million of our shares pursuant to the Repurchase Program. The Company also established a three-year, $120 million accounts receivable finance facility during the year ended December 31, 2022 and had $75 million of outstanding borrowings on this facility at December 31, 2022. Cash used in financing activities from continuing operations for the year ended December 31, 2021 primarily reflects the special payment of $1.5 billion we made to International Paper on September 29, 2021, as part of our separation from International Paper. During the year ended December 31, 2021, we also repaid $80 million, $40 million and $4 million on our outstanding principal balances for the Revolving Credit Facility, Term Loan B and Term Loan F, respectively. Payments of debt issuance costs of $21 million and a $5 million discount on the debt were incurred in connection with our third-party debt transactions in the year ended December 31, 2021.

Contractual Obligations

Contractual obligations for future payments at December 31, 2022 primarily relate to lease commitments, raw material purchase obligations, principal debt payments and contingent payments under our agreements with International Paper. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance lease obligations total $3 million in 2023, an average of $2 million from 2024 to 2027 and $11 million thereafter.
Purchase obligations for commercial commitments include inventory obligations to purchase raw materials, including starch, electricity, fuel oil, corrugated boxes, wood and Precipitated Calcium Carbonate (“PCC”). Our total estimated commercial commitments include $111 million in 2023, $85 million in 2024 and average $47 million annually from 2025 to 2027, with $36 million thereafter.
At December 31, 2022, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows: 2023 - $29 million, 2024 - $28 million; 2025 - $103 million; 2026 - $28 million; 2027 - $399 million; thereafter - $461 million.
The contractual obligations discussed above do not include those related to the Nymölla mill acquired in January 2023.
Capital Expenditures
For the year ended December 31, 2022, we have invested approximately $149 million, or 4.1% of net sales in total capital expenditures. Of that amount, we spent approximately $143 million, or 3.9% of net sales, on maintenance, regulatory and reforestation capital expenditures, and approximately $6 million, or 0.2% of net sales, on high-return capital expenditures. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to invest approximately $30 to $35 million in high-return projects in 2023.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for impairment or disposal of long-lived assets and goodwill, income taxes, commitments and contingencies and business combinations.

Impairment of Long-Lived Assets and Goodwill

An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value and is recorded when the carrying amount is not recoverable through undiscounted cash flows from future operations or disposals. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable or may, if a business is classified as held for sale, exceed the sales price less costs to dispose. Additionally, evaluation for possible impairment of goodwill is required annually. The amount and timing of any impairment charges based on these assessments may require the estimation of future cash flows or the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, various other projected operating economic factors and other intended uses of the assets. As these key factors change in future periods, the Company will update its impairment analysis to reflect its latest estimates and projections.

The Company concluded that significant changes in the business climate in Russia represented a triggering event during the first quarter of 2022, which resulted in the performance of an interim goodwill impairment test and a recoverability test for one of our reporting units and asset groups. The Company performed interim quantitative testing of goodwill attributed to the Europe reporting unit and concluded that the fair value of the reporting unit had not been reduced below carrying value and no goodwill impairment charge was recorded. During the first quarter of 2022, we recorded an impairment charge of $68 million associated with the long-lived assets of our Russian operations. We recorded $228 million of further impairment charges during 2022 to reduce the carrying value of the Russian operations to the expected sale price less costs to sell and ultimately disposed of these operations on October 6, 2022.
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
The Company performed annual testing of its reporting units for possible impairments by performing a qualitative impairment assessment for each of its reporting units as of October 1, 2022. Based upon this analysis, we concluded that it is not more likely than not that the fair value of any of the reporting units is less than its carrying value.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators outside those discussed above that would require goodwill impairment subsequent to October 1, 2022.

No goodwill impairment charges were recorded in 2022, 2021 or 2020.

Income Taxes
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

The Company was included in the consolidated tax returns of International Paper prior to the spin-off on October 1, 2021. Accordingly, for the periods prior to the spin-off, we calculated the provision for income taxes by using a separate-return method. Under this method, we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss and paying the applicable tax to or receiving the appropriate refund from International Paper. We provided deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assessed the need for a valuation allowance on the basis of our projected separate-return results. Any difference between the tax provision (or benefit) allocated to us under the separate-return method and payments to be made to (or received from) International Paper for tax expense was treated as either dividends or capital contributions.

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

Commitments and Contingent Liabilities

Accruals for contingent liabilities, including environmental and safety matters, taxes (including VAT), personal injury, product liability, labor and employment, contracts, sales of property and other matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for value-added tax and other legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. Claims-based liabilities require review of recent and historical claims data. The Company utilizes its in-house legal and environmental experts to develop estimates and involves third-party specialists as needed to analyze its most complex contingent liabilities.

Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations". We allocate the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition, royalty rates, estimated replacement costs, and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and tradenames involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of operations.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. We have disclosed the status of our preliminary allocation of the purchase price to the fair value of the assets and liabilities to be acquired within the footnotes to the 2022 Annual Report on Form 10-K.
RECENT ACCOUNTING DEVELOPMENTS
See Note 3 Recent Accounting Developments in Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

FOREIGN CURRENCY EFFECTS
The Company has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the countries in which we operate due to the local currency pricing of products. The currencies that have the most impact on our continuing operations are the Euro and the Brazilian real.

MARKET RISK

We use financial instruments, including fixed and variable rate debt. We do not use financial instruments for trading purposes. Additionally, various derivative contracts are used to hedge exposures to interest rate and foreign currency risks.

Interest Rate Risk

Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2022, Sylvamo had floating rate debt of $576 million comprised of Term Loan F and amounts drawn on the Securitization Program. At December 31, 2022, the applicable one-month LIBOR rate was 4.38%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $6 million at December 31, 2022. As of December 31, 2021, Sylvamo had floating rate debt of $947 million comprised of Term Loan F, Term Loan B and amounts drawn on the Revolving Credit Facility. At December 31, 2021, the applicable one-month LIBOR rate was 0.10%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $4 million at December 31, 2021. For more information about our term loans, Revolving Credit Facility, and Securitization Program see Note 14 Long-Term Debt to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The Company transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps or foreign exchange contracts. At December 31, 2022 and 2021 the net fair value of financial instruments with exposure to foreign currency risk was approximately a $5 million asset and a $2 million liability, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $18 million and $8 million at December 31, 2022 and 2021, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated by reference into this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON:

Financial Statements

The management of Sylvamo Corporation is responsible for the preparation of the consolidated and combined financial statements in this Annual Report on Form 10-K. The consolidated and combined financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated and combined financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated and combined financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. We have formed a Disclosure Committee to oversee this process.

The accompanying consolidated and combined financial statements have been audited by the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34). During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

Internal Control Over Financial Reporting

The management of Sylvamo Corporation is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit Committee and our staff of highly qualified financial and legal professionals.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 49.

Internal Control Environment And Board Of Directors Oversight

Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of Sylvamo business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may anonymously report suspected violations of law or Sylvamo’s policy; and our Global Ethics and Compliance Office. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout Sylvamo, and an extensive program of internal audits with management follow-up.

The Board of Directors, assisted by the Audit Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Audit Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the internal auditor, with and without management representatives in attendance, to review their activities. The Audit Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated and combined financial statements for the year ended December 31, 2022, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

/s/ JEAN-MICHEL RIBIÉRAS
Chairman and Chief Executive Officer

/s/ JOHN V. SIMS
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sylvamo Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Brazil Deductibility of Goodwill Amortization – Uncertain Tax Position – Refer to Note 12 to the financial statements

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2023

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sylvamo Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2023

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2022	2021	2020
NET SALES	$3,628	$2,828	$2,385
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,619	2,143	1,929
Selling and administrative expenses	325	207	202
Depreciation, amortization and cost of timber harvested	125	126	135
Taxes other than payroll and income taxes	23	25	28
Interest expense (income), net	69	(1)	(4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	467	328	95
Income tax provision	131	101	8
NET INCOME FROM CONTINUING OPERATIONS	336	227	87
Discontinued Operations, net of taxes	(218)	104	83
NET INCOME	$118	$331	$170
BASIC EARNINGS PER SHARE
Earnings from continuing operations	$7.65	$5.16	$1.97
Discontinued operations, net of taxes	(4.97)	2.37	1.88
Net earnings	$2.68	$7.53	$3.85
DILUTED EARNINGS PER SHARE
Earnings from continuing operations	$7.57	$5.16	$1.97
Discontinued operations, net of taxes	(4.91)	2.37	1.88
Net earnings	$2.66	$7.53	$3.85
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2022	2021	2020
NET INCOME	$118	$331	$170
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement net loss	—	1	1
Pension and postretirement liability adjustments (less tax of $(1), $0 and $1)	4	(3)	(5)
Change in cumulative foreign currency translation adjustment	56	(173)	(246)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $(17), $1 and $13)	41	(2)	(25)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $7, $0 and ($12))	(13)	(1)	24
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	88	(178)	(251)
COMPREHENSIVE INCOME (LOSS)	$206	$153	$(81)
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED BALANCE SHEETS

In millions at December 31	2022	2021
ASSETS
Current Assets
Cash and temporary investments	$360	$159
Accounts and notes receivable (less allowances of $20 in 2022 and $19 in 2021)	450	402
Contract assets	30	26
Inventories	364	279
Assets held for sale	—	179
Other current assets	39	63
Total Current Assets	1,243	1,108
Plants, Properties and Equipment, net	817	764
Forestlands	322	278
Goodwill	128	122
Right of Use Assets	35	40
Long-Term Assets Held for Sale	—	141
Deferred Charges and Other Assets	165	144
TOTAL ASSETS	$2,710	$2,597
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$453	$387
Notes payable and current maturities of long-term debt	29	41
Accrued payroll and benefits	81	48
Liabilities held for sale	—	91
Other current liabilities	165	191
Total Current Liabilities	728	758
Long-Term Debt	1,003	1,357
Deferred Income Taxes	183	169
Long-Term Liabilities Held for Sale	—	13
Other Liabilities	118	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 42.6 shares and 43.9 shares outstanding at December 31, 2022 and 2021, respectively	44	44
Paid-in capital	25	4
Retained earnings	2,029	1,935
Accumulated other comprehensive loss	(1,338)	(1,801)
	760	182
Less: Common stock held in treasury, at cost, 1.6 shares and 0.0 shares at December 31, 2022 and December 31, 2021, respectively	(82)	—
Total Equity	678	182
TOTAL LIABILITIES AND EQUITY	$2,710	$2,597
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In millions for the years ended December 31	2022	2021	2020
OPERATING ACTIVITIES
Net income from continuing operations	$336	$227	$87
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and cost of timber harvested	125	126	135
Deferred income tax provision (benefit), net	(7)	(6)	(49)
Stock-based compensation	20	14	15
Changes in operating assets and liabilities and other
Accounts and notes receivable	(45)	(99)	58
Inventories	(99)	12	70
Accounts payable and accrued liabilities	48	196	(56)
Other	40	(47)	(15)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	418	423	245
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	20	126	114
CASH PROVIDED BY OPERATING ACTIVITIES	438	549	359
INVESTMENT ACTIVITIES
Invested in capital projects	(149)	(69)	(66)
Cash pool arrangements with Parent	—	181	(3)
Cash proceeds on disposal of business, net of cash divested	324	—	—
Other	10	1	1
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	185	113	(68)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(5)	14	(11)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	180	127	(79)
FINANCING ACTIVITIES
Net transfers from Parent	—	(456)	(340)
Special payment to Parent	—	(1,520)	—
Dividends paid	(10)	—	—
Issuance of debt	75	1,501	—
Reduction of debt	(450)	(129)	(10)
Repurchases of common stock	(80)	—	—
Other	(4)	16	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(469)	(588)	(350)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(1)	(1)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(470)	(589)	(350)
Effect of Exchange Rate Changes on Cash	32	(2)	30
Change in Cash Included in Assets Held for Sale	(21)	(4)	(21)
Change in Cash and Temporary Investments	201	89	(19)
Cash and Temporary Investments
Beginning of the period	159	70	89
End of the period	$360	$159	$70
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, At Cost	Total Equity
Balance, January 1, 2020	—	$—	$—	$—	$3,746	$(1,229)	$—	$2,517
Adoption of ASU 2016-13 expected credit losses on trade receivables and contract assets	—	—	—	—	1	—	—	1
Net transfers (to) from Parent	—	—	—	—	(325)	—	—	(325)
Comprehensive income (loss)	—	—	—	—	170	(251)	—	(81)
Balance, December 31, 2020	—	—	—	—	3,592	(1,480)	—	2,112
Net transfers (to) from Parent	—	—	—	—	(424)	(143)	—	(567)
Special payment to Parent	—	—	—	—	(1,520)	—	—	(1,520)
Reclassification of Parent company investment	—	—	—	1,917	(1,917)	—	—	—
Issuance of common stock at spin-off	44	44		(44)	—	—	—	—
Stock-based employee compensation	—	—	4	—	—	—	—	4
Comprehensive income (loss)	—	—	—	62	269	(178)	—	153
Balance, December 31, 2021	44	44	4	1,935	—	(1,801)	—	182
Disposal of business	—	—	—	—	—	375		375
Stock-based employee compensation	—	—	21	—	—	—	(2)	19
Share repurchase	—	—	—	—	—	—	(80)	(80)
Dividends ($0.4750 per share)	—	—	—	(21)	—	—	—	(21)
Change in equity related to the spin-off	—	—	—	(3)	—	—	—	(3)
Comprehensive income (loss)	—	—	—	118	—	88	—	206
Balance, December 31, 2022	44	$44	$25	$2,029	$—	$(1,338)	$(82)	$678
The accompanying notes are an integral part of these consolidated and combined financial statements.

Notes to Consolidated and Combined Financial Statements
NOTE 1 BACKGROUND AND SUMMARY OF BUSINESS
BACKGROUND
Sylvamo Corporation (NYSE: SLVM) is the world’s paper company with mills in Europe, Latin America and North America. Our vision is to be the employer, supplier and investment of choice. We transform renewable resources into papers that people depend on for education, communication and entertainment.

On December 3, 2020, International Paper Company (“International Paper“ or “Former Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in Europe, Latin America, and North America (collectively referred to herein as the “Company,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. On October 1, 2021, we settled the net parent investment and the spin-off was completed by a pro rata distribution to International Paper’s shareholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. As a result of the spin-off, Sylvamo Corporation became an independent public company. On September 12, 2022, International Paper sold its remaining shares of Sylvamo common stock. Therefore, International Paper is no longer a related party.

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

For the periods prior to the spin-off, the consolidated and combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the years ended 2021 and 2020 the Company was allocated approximately $119 million and $169 million respectively, of such general corporate expenses related to continuing operations, which were included within “Cost of products sold” and “Selling and administrative expenses” in the consolidated and combined statements of operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during these periods would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during these periods prior to the spin-off.

All intracompany transactions have been eliminated. Related party transactions between the Company and International Paper relating to general operating activities have been included in these consolidated and combined financial statements. These related party transactions historically settled in cash between the Company and International Paper have been reflected in the consolidated and combined balance sheets in “Accounts and notes receivable” or “Accounts payable and accrued liabilities” with the aggregate net effect of these related party transactions reflected in the consolidated and combined statements of cash flows as either “Accounts and notes receivable” or “Accounts payable and accrued liabilities” within operating activities.

The aggregate net effect of transactions with International Paper not settled in cash, including corporate allocations, has been reflected in the consolidated and combined statements of cash flows as “Net transfers from Parent” within financing activities.

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

International Paper utilized a centralized approach to cash management and financing its operations. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been independent from International Paper for the periods prior to the completion of the spin-off. The cash and temporary investments held by International Paper at the corporate level were not specifically identifiable to the Company and therefore have not been reflected in the Company’s consolidated and balance sheets. Cash and temporary investments in the consolidated and combined balance sheets for the periods prior to the completion of the spin-off represent only cash and temporary investments held locally by the Company.

The consolidated and combined financial statements for the periods prior to the completion of the spin-off include certain assets and liabilities that were historically held at the International Paper corporate level but were specifically identifiable or otherwise attributable to the Company. International Paper’s third-party debt and the related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of such debt. During the third quarter of 2021, we entered into a series of financing transactions under which we incurred $1.5 billion of debt in conjunction with our spin-off from International Paper, consisting of two term loan facilities, the 7% senior notes due 2029 (the “2029 Senior Notes) and borrowings from our cash flow-based revolving credit facility. The proceeds of the debt were used primarily to fund a $1.5 billion special payment to International Paper as part of the spin-off.

The Company operates on a calendar year-end.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all current and historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the consolidated and combined statement of operations and the notes to the consolidated and combined financial statements. All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities held for sale in the accompanying consolidated balance sheet. In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation. See Note 8 Divestiture and Impairment of Business for further details.

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

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 4 for further details.

BUSINESS COMBINATIONS

The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition, royalty rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of operations. See Note 7 for further details.

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statements of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheets for prior periods. See Note 8 for further details.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 9 for further details.

COST OF GOODS SOLD

Costs of goods sold represents costs directly related to the manufacture of our products. Primary costs include raw materials, packaging, direct labor, overhead, warehousing costs and shipping and handling costs, such as freight to customers’ destinations.

INVENTORIES

Inventories are valued at the lower of cost or market value and include costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods. See Note 9 for further details.

LEASED ASSETS

Operating lease right of use (“ROU”) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases may include options to extend the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases are primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements are primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company’s leases. See Note 10 for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for the mills, and the straight-line method is used for other plants and equipment. See Note 9 for further details.

GOODWILL
Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 11 for further discussion.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of operational alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use of the long-lived assets generated by their use. Impaired assets are written-down to their estimated fair value. See Note 11 for further discussion. Long-lived assets classified as held for sale are measured at the lower of carrying value or fair value less cost to sell. See Note 8 for further discussion.

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

The Company also serves as the sponsor of certain direct defined benefit pension and postretirement plans in Brazil and the United Kingdom, which the Company accounts for using the single-employer method, with the net funded status of these plans recorded as an asset or liability in the consolidated and balance sheets. See Note 15 for additional disclosures regarding retirement benefits.

INCOME TAXES

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

While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts. See Note 12 for further discussion.

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
NOTE 3 RECENT ACCOUNTING DEVELOPMENTS
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which was subsequently amended by ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848,“ issued in December 2022. Together this guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. We will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our consolidated and combined financial statements.

NOTE 4 REVENUE RECOGNITION

EXTERNAL NET SALES BY PRODUCT

External net sales by major products were as follows:

In millions	2022	2021	2020
Europe
Uncoated Papers	$396	$271	$211
Market Pulp	105	77	60
Europe	501	348	271
Latin America
Uncoated Papers	954	732	579
Market Pulp	—	37	53
Latin America	954	769	632
North America
Uncoated Papers	2,091	1,643	1,428
Market Pulp	82	68	54
North America	2,173	1,711	1,482
Total	$3,628	$2,828	$2,385
REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. There were no contract liabilities included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2022. Contract liabilities of $1 million are included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2021.
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

PERFORMANCE OBLIGATIONS AND SIGNIFICANT JUDGEMENTS

The Company’s principal business is to manufacture and sell uncoated freesheet papers, along with pulp. As a general rule, none of our businesses provide equipment installation or other ancillary services outside of producing and shipping paper and pulp goods to customers.

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

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the consolidated and combined financial statements:

In millions	2022	2021	2020
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(80)	$(48)	$(44)
Other comprehensive income (loss) before reclassifications	4	(3)	(5)
Pension plan transfer from Parent	—	(30)	—
Amounts reclassified from accumulated other comprehensive income	—	1	1
Balance at end of period	(76)	(80)	(48)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,719)	(1,433)	(1,187)
Transfer from Parent	—	(113)	—
Disposal of business	375	—	—
Other comprehensive income (loss) before reclassifications	56	(173)	(246)
Balance at end of period	(1,288)	(1,719)	(1,433)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(2)	1	2
Other comprehensive income (loss) before reclassifications	41	(2)	(25)
Amounts reclassified from accumulated other comprehensive income	(13)	(1)	24
Balance at end of period	26	(2)	1
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,338)	$(1,801)	$(1,480)

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

These financial statements are prepared on the basis that, at the date of distribution of Sylvamo common stock by International Paper to its shareholders on October 1, 2021, Sylvamo had 43,949,277 total shares of common stock outstanding. The calculation of pro forma earnings per share from continuing operations for certain historical periods presented utilizes the number of shares of common stock outstanding at the date of distribution as the basis for the calculation of the weighted average number of shares of common stock outstanding for periods prior to the spinoff because, at that time, Sylvamo did not operate as a separate, stand-alone entity, and no shares or equity-based awards were outstanding prior to the date of distribution.

Basic and diluted earnings per share from continuing operations are calculated as follows:

In millions, except per share amounts	2022	2021	2020
Net income from continuing operations	$336	$227	$87
Weighted average common shares outstanding	43.9	44.0	44.0
Effect of dilutive securities	0.5	—	—
Weighted average common shares outstanding - assuming dilution	44.4	44.0	44.0
Earnings per share from continuing operations - basic	$7.65	$5.16	$1.97
Earnings per share from continuing operations - diluted	$7.57	$5.16	$1.97

NOTE 7 ACQUISITIONS

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €150 million (approximately $160 million), subject to customary purchase price adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The Company entered into a foreign exchange forward contract to hedge the Euro-denominated purchase price and recognized a $10 million gain within “Cost of products sold” during the fourth quarter of 2022 as that is where we record “Other income.” Cash flows from this forward contract are reflected in the consolidated and combined statements of cash flows within “Other” investment activities.

Sylvamo will account for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations will be included in Sylvamo’s consolidated financial statements from the date of acquisition. Due to the timing of the closing of the acquisition, the allocation is preliminary and could be significantly revised as a result of adjustments made to the working capital adjustment element of the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of estimates of fair values of both tangible and intangible assets including goodwill. These revisions may include, but are not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and intangible assets. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year.

The following table summarizes the preliminary allocation of the purchase price to the fair value assigned to assets and liabilities acquired as of January 2, 2023:

In millions
Assets	$190
Goodwill	46
Less: Liabilities assumed	(76)
Net assets acquired	$160

NOTE 8 DIVESTITURE AND IMPAIRMENT OF BUSINESS

RUSSIAN OPERATIONS

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations. As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in our consolidated and combined statement of operations. All historical assets and liabilities of the Russian operations are classified as current and long-term assets and liabilities held for sale in the accompanying consolidated balance sheets. The Russian operations were previously part of the Europe business segment.

In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation, for $420 million. After transaction and foreign currency exchange costs of $35 million, Sylvamo received $385 million in cash proceeds. The Russian operations cash balance of $61 million was divested as part of this transaction.

The following summarizes the major classes of line items comprising “Income Before Income Taxes” reconciled to “Discontinued operations, net of tax,” related to the Russian operations for all periods presented in the consolidated and combined statement of operations.

In millions for the years ended December 31	2022	2021	2020
NET SALES	$518	$674	$624
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	425	518	493
Selling and administrative expenses	10	6	7
Depreciation, amortization and cost of timber harvested	4	17	19
Taxes other than payroll and income taxes	1	2	2
Impairment of business	296	—	—
Interest expense (income), net	(3)	(1)	—
INCOME BEFORE INCOME TAXES	(215)	132	103
Income tax provision	3	28	20
DISCONTINUED OPERATIONS, NET OF TAXES	$(218)	$104	$83

The following summarizes the major classes of assets and liabilities of the Russian operations reconciled to current assets and long-term assets held for sale and current and long-term liabilities held for sale in the accompanying consolidated balance sheets:

In millions as of December 31	2021
Cash and temporary investments	$21
Accounts and notes receivable	88
Contract assets	3
Inventories	63
Other current assets	4
Current Assets Held for Sale	$179
Plants, Properties and Equipment	$121
Goodwill	10
Right of Use Assets	1
Deferred Charges and Other Assets	9
Long-Term Assets Held for Sale	$141
Notes payable and current maturities of long-term debt	$1
Accounts payable	58
Accrued payroll and benefits	3
Other current liabilities	29
Current Liabilities Held for Sale	$91
Long-Term Debt	$1
Other Liabilities	12
Long-Term Liabilities Held for Sale	$13

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the consolidated statement of cash flows:

In millions for the years ended December 31	2022	2021	2020
Cash Provided by Operating Activities	$20	$126	$114
Cash Provided by (Used for) Investment Activities (a)	$(5)	$14	$(11)

(a) Includes cash invested in capital projects of $5 million, $7 million, and $9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Prior to the disposal of the business and during the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company was evaluating to exit the business. As a result, a pre-tax charge of $68 million ($57 million, net of taxes) was recorded for the impairment and allocated to the Russian fixed assets. Also during 2022, pre-tax charges of $228 million ($228 million after taxes) were recorded to reduce the carrying value of the Russian operations to the expected sale price less costs to sell. Included within these charges was the reclassification of $375 million of historical foreign currency losses related to our Russian operations from accumulated other comprehensive income (loss) into net income. These charges are included in “Impairment of business” within the summarized income statement for our Russian operations included in this footnote and is included in “Discontinued operations, net of taxes” in the consolidated and combined statement of operations.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments totaled $80 million and $64 million as of December 31, 2022 and 2021, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions as of December 31	2022	2021
Accounts and notes receivable:
Trade	$430	$391
Notes and other	20	11
Total	$450	$402

Accounts and notes receivable are recognized net of the allowance for expected credit losses. The allowance for expected credit losses reflects the best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, expectations for future economic conditions through the use of macroeconomic data and other available evidence. The allowance for expected credit losses was $20 million and $19 million at December 31, 2022 and December 31, 2021, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

INVENTORIES

In millions as of December 31	2022	2021
Raw materials	$40	$37
Finished paper and pulp products	226	164
Operating supplies	78	69
Other	20	9
Total	$364	$279

The last-in, first-out inventory method is used to value most of the Company’s U.S. inventories. Approximately 71% of total raw materials and finished paper and pulp product inventories were valued using this method. The last-in, first-out inventory reserve was $54 million and $43 million as of December 31, 2022 and 2021, respectively.
PLANTS, PROPERTIES AND EQUIPMENT, NET

In millions as of December 31	2022	2021
Land	$8	$9
Buildings	361	351
Machinery	3,903	3,827
Construction in progress	103	28
Capital leases	37	37
Gross cost	4,412	4,252
Less: Accumulated depreciation	3,595	3,488
Plants, Properties and Equipment, net	$817	$764
Non-cash additions to plants, property and equipment included within accounts payable were $36 million, $6 million and $8 million as of December 31, 2022, 2021 and 2020, respectively.
Annual straight-line depreciable lives generally are, for buildings – 20 to 40 years, and for machinery and equipment – 3 to 20 years. Depreciation expense was $104 million, $107 million and $121 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $63 million, $10 million and $1 million were made during the years ended December 31, 2022, 2021 and 2020, respectively.

Amounts related to interest were as follows:

In millions	2022	2021	2020
Interest expense (a)	$80	$32	$4
Interest income	(8)	(32)	(8)
Capitalized interest costs	(3)	(1)	—
(a)     Interest expense for 2022 includes $5 million of debt extinguishment cost related to the repayment of the total outstanding balance of Term Loan B in the fourth quarter.

ASSET RETIREMENT OBLIGATIONS

At both December 31, 2022 and 2021, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities” in the accompanying consolidated balance sheets.
NOTE 10 LEASES
The Company leases various real estate, including warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years.

COMPONENTS OF LEASE EXPENSE

In millions	2022	2021	2020
Operating lease costs	$18	$9	$8
Variable lease costs	28	20	16
Short-term lease costs	7	7	1
Finance lease cost
Amortization of right-of-use assets	4	3	2
Interest on lease liabilities	1	1	1
Total lease cost, net	$58	$40	$28
SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2022	2021
Assets
Operating lease assets	Right of use assets	$35	$40
Finance lease assets	Plants, properties, and equipment, net (a)	24	27
Total leased assets		$59	$67
Liabilities
Current
Operating	Other current liabilities	$13	$15
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	28	25
Finance	Long-term debt	14	17
Total lease liabilities		$58	$60
(a)Finance leases are recorded net of accumulated amortization of $13 million and $11 million as of December 31, 2022 and 2021, respectively.
LEASE TERM AND DISCOUNT RATE

	2022	2021
Weighted average remaining lease term (years)
Operating leases	5.8 years	3.5 years
Finance leases	7.5 years	7.4 years
Weighted average discount rate
Operating leases	2.84%	1.30%
Finance leases	3.90%	3.31%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$21	$11
Operating cash flows related to financing leases	1	1
Financing cash flows related to finance leases	5	3
Right of use assets obtained in exchange for lease liabilities
Operating leases	14	32
Finance leases	—	1

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2023	$14	$3	$17
2024	10	2	12
2025	5	2	7
2026	3	2	5
2027	2	2	4
Thereafter	11	11	22
Total lease payments	45	22	67
Less: imputed interest	4	5	9
Present value of lease liabilities	$41	$17	$58
NOTE 11 GOODWILL AND OTHER INTANGIBLES
GOODWILL
There were no impairment charges related to goodwill for the years ended December 31, 2022, 2021 and 2020.
The following table presents changes in the goodwill balance as allocated to each business segment:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2020
Goodwill	$13	$121	$—	$134
Accumulated impairment losses	(1)	—	—	(1)
	12	121	—	133
Currency translation and other (a)	(2)	(9)	—	(11)
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2021
Goodwill	11	112	—	123
Accumulated impairment losses	(1)	—	—	(1)
	10	112	—	122
Currency translation and other (a)	—	6	—	6
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2022
Goodwill	11	118	—	129
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$118	$—	$128
(a)Represents the effects of foreign currency translations and reclassifications.
During the first quarter of 2022, the Company concluded that significant changes in the business climate in Russia represented an indicator of impairment, which resulted in the performance of an interim goodwill impairment test. The Company performed interim quantitative testing of goodwill attributed to the Europe reporting unit and concluded that the fair value of the reporting unit had not been reduced below carrying value and no goodwill impairment charge was recorded.

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its Europe and Latin America reporting units as of October 1, 2022. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units under the qualitative assessment for the reporting units listed above. The results of the qualitative assessments indicated that it is not more likely than not that the fair values of its Europe and Latin America reporting units were less than their carrying values.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation, other than those discussed above, that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment evaluation subsequent to October 1, 2022.

OTHER INTANGIBLES
Identifiable intangible assets comprised the following:

	2022			2021
In millions as of December 31,	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(50)	$6	$56	$(48)	$8
Software	3	(3)	—	3	(2)	1
Other	4	(3)	1	4	(4)	—
Total	$63	$(56)	$7	$63	$(54)	$9
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2022	2021	2020
Amortization expense related to intangible assets	$2	$2	$2
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2023 – $2 million, 2024 – $2 million, 2025 – $2 million, 2026 – $1 million, 2027 and cumulatively thereafter – $0 million. These amounts exclude amortization related to any Nymölla intangibles assets acquired and recognized subsequent to December 31, 2022.
NOTE 12 INCOME TAXES
The components of the Company’s income from continuing operations before income taxes by taxing jurisdiction were as follows:

In millions	2022	2021	2020
U.S.	$176	$80	$10
Non-U.S.	291	248	85
Income from continuing operations before income taxes	$467	$328	$95

Income tax provision by taxing jurisdictions was as follows:

In millions	2022	2021	2020
Current tax provision
U.S. federal	$56	$26	$(4)
U.S. state and local	15	5	2
Non-U.S.	67	76	59
	$138	$107	$57
Deferred tax provision
U.S. federal	$(11)	$(3)	$(4)
U.S. state and local	(1)	(1)	(1)
Non-U.S.	5	(2)	(44)
	$(7)	$(6)	$(49)
Income tax provision	$131	$101	$8
A reconciliation of income taxes using the statutory U.S. income tax rate of 21% compared to the reported income tax provision is summarized as follows:

In millions	2022	2021	2020
Income from continuing operations before income taxes	$467	$328	$95
Statutory U.S. income tax rate	21%	21%	21%
Income taxes using the statutory U.S. income tax rate	98	69	20
State and local income taxes	11	5	1
Impact of rate differential on non-U.S. permanent differences and earnings	11	27	(2)
Tax audits	—	—	(10)
U.S. tax on non-U.S. earnings (GILTI and Subpart F)	11	—	1
Other, net	—	—	(2)
Income tax provision	$131	$101	$8
Effective income tax rate	28%	31%	8%

The components of deferred income tax assets and liabilities are as follows:

In millions	2022	2021
Deferred income tax assets:
Net operating and capital loss carryforwards	$21	$22
Accrued payroll and benefits	31	25
Lease liabilities	7	6
Tax credits	24	4
Other	30	38
Gross deferred income tax assets	113	95
Less: valuation allowance	(32)	(9)
Net deferred income tax asset	$81	$86
Deferred income tax liabilities:
Intangibles	$(44)	$(37)
Right of use assets	(6)	(6)
Deferred foreign income	(50)	(40)
Plants, properties and equipment	(84)	(92)
Forestlands	(48)	(45)
Gross deferred income tax liabilities	(232)	(220)
Net deferred income tax liability	$(151)	$(134)

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2022, a valuation allowance of $32 million has been recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance in 2022 is primarily attributable to certain state credits and Finnish deferred assets that cannot be realized, while the valuation allowance in 2021 was primarily attributable to French deferred assets.

Although prior to the spin-off we were historically included in the consolidated income tax returns of International Paper, our income taxes for periods prior to the spin-off were computed and are reported herein under the “separate return method.” During the year ended December 31, 2022, we recorded a $3 million adjustment to the deferred tax assets and liabilities allocated during the spin-off to reflect the actual current and deferred tax positions resulting from the spin-off. The adjustment is reflected as a “change in equity related to the spin-off” in the consolidated and combined statements of changes in equity.

The Company made income tax payments, net of refunds, of $133 million during 2022.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In millions	2022	2021	2020
Balance at January 1	$(3)	$(18)	$(28)
(Additions) reductions for tax positions related to current year	(1)	(2)	(1)
Reductions for tax positions related to prior years	—	—	11
Transfer of tax positions related to prior years to Parent	—	17	—
Balance at December 31	$(4)	$(3)	$(18)

Included in the balance of unrecognized tax benefits as of December 31, 2022, December 31, 2021 and December 31, 2020 are $4 million, $3 million and $18 million, respectively, of tax benefits that if recognized would affect the effective tax rate. The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. During 2022, we accrued an immaterial amount of interest, and as of

December 31, 2022, recognized a liability for interest of $1 million. During 2021, we accrued $1 million of interest, and as of December 31, 2021, recognized a liability for interest of $2 million. During 2020, we did not accrue any interest, and as of December 31, 2020, recognized a liability for interest of $2 million.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $111 million in tax and $361 million in interest, penalties and fees as of December 31, 2022 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

Pursuant to the terms of the Tax Matters Agreement, International Paper will pay 60%, and Sylvamo will pay 40% on up to $300 million of any assessment related to this matter, and International Paper will pay all amounts of the assessment over $300 million. Also in connection with this agreement, all decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will continue to be made by International Paper, which is vigorously defending Sylvamo Brasil’s historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
The following details the scheduled expiration dates of the Company’s December 31, 2022 net operating loss and income tax credit carryforwards:

In millions	2023 Through 2032	Indefinite	Total
Non-U.S. NOLs	$8	$13	$21
U.S. federal, non-U.S. and state tax credit carryforwards	—	24	24
Total	8	37	45
Less: valuation allowance	(8)	(24)	(32)
Total, net	$—	$13	$13
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES
ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated and combined financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of December 31, 2022.

At the Company’s Mogi Guaçu mill, there are legacy basin areas that were formerly lagoons used for treatment of mill wastewater from pulp and paper manufacturing. In coordination with and in response to a request by the Environmental Company of the State of São Paulo (“CETESB”), which is the state environmental regulatory authority, there has been continuous regulatory monitoring and sampling of the former basins, which began prior to their closure in 2006, both to assess for contamination and evaluate whether additional remediation is needed beyond the basins’ ongoing natural vegetation growth. This monitoring and sampling detected metal contamination, with the main constituent of potential environmental impact being mercury. The Company has presented CETESB with proposals for studies and other actions to further assess the scope and type of contamination and the possible need for an additional remediation approach.

Additionally, in October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan is to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset of basins. The Company has submitted its pilot invention plan to CETESB and is waiting for CETESB to determine if it approves the plan set forth in the response.

As of December 31, 2022, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability, including the costs of executing certain elements of the proposed pilot intervention plan, because the further studies to be conducted and the remediation that may be required, both for the pilot intervention plan and for the ultimate intervention, will depend on CETESB’s approval of the proposed pilot intervention plan, the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

TAXES OTHER THAN PAYROLL TAXES
See Note 12 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

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

GENERAL

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, taxes (including VAT), personal injury, product liability, labor and employment, contracts, sales of property and other matters, some of which allege substantial monetary damages. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters, including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters, could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

NOTE 14 LONG-TERM DEBT

In anticipation of our separation from International Paper, on August 16, 2021, we entered into a series of financing transactions in which we incurred long-term debt consisting of two term loans (“Term Loan F” and “Term Loan B”) and the 2029 Senior Notes. The outstanding balances of these debt transactions are reflected as long-term debt in the consolidated balance sheet.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of December 31, 2022, the Company had no outstanding borrowings and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $426 million. As of December 31, 2021, the Company had $20 million of outstanding borrowings and $10 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $420 million. The outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the consolidated balance sheet.

On September 30, 2022, Sylvamo North America LLC, a wholly owned subsidiary of the Company, established a three-year, $120 million accounts receivable finance facility (the “Securitization Program”). The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. As of December 31, 2022, the Company had $75 million outstanding borrowings under the receivables securitization program at an average rate of 5.19%.

Long-term debt is summarized in the following table:

In millions as of December 31	2022	2021
Term Loan F - due 2027 (a)	$496	$512
Term Loan B - due 2028 (b)	—	401
7% Senior Notes - due 2029 (c)	444	443
Securitization Program (d)	75	—
Other	17	20
Less: current portion	(29)	(19)
Total	$1,003	$1,357

(a)     As of December 31, 2022 and December 31, 2021, presented net of $4 million and $5 million in unamortized debt issuance costs, respectively.
(b)     As of December 31, 2021, presented net of $5 million in unamortized debt issuance costs and $4 million in unamortized original issue discount paid.
(c)     As of December 31, 2022 and December 31, 2021, presented net of $6 million and $7 million in unamortized debt issuance costs, respectively.
(d)    Subsequent to year-end, the Company repaid $30 million of the outstanding balance on the Securitization Program.

The Company repaid the remaining outstanding balance of Term Loan B in the fourth quarter of 2022, resulting in a debt extinguishment cost of $5 million, which included the write-off of debt issuance expense and original debt issuance discount paid. This cost was recorded within “Interest expense (income), net.”

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries. The interest rates applicable to the Term Loan F and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to LIBOR plus a fixed percentage of 1.75% and 1.50%, respectively, payable monthly, with a LIBOR floor of 0.00%.

We are receiving interest patronage credits under the Term Loan F. Patronage credits are distributions of profits from banks in the Farm Credit system, which as cooperatives are required to distribute a portion of profits to their members. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the year earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.23% and 1.05% as of December 31, 2022 and December 31, 2021, respectively.

In the fourth quarter of 2021, in connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. These interest rate swaps are designated as cash flow hedges, and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to LIBOR and the fixed interest rate per notional amount ranging from 1.05% to 1.40%. The effective portion of the changes in fair value of the interest rate swaps is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same periods during which the related interest payments are recognized. The ineffective portion, which is immaterial for all years disclosed, would be immediately recognized in earnings as interest expense.

As of December 31, 2022, the total fair value of these interest rate swaps was an asset of $30 million. As of December 31, 2021, the total fair value of these interest rate swaps was immaterial. The fair values of interest rate swap assets are reflected in “Deferred charges and other assets.” The interest rate swaps use Level 2 inputs, which are observable market-based inputs, other than quoted market prices in active markets for identical assets or liabilities, that are directly or indirectly observable. Interest rate swaps are valued using swap curves obtained from an independent market data provider. The value of each is the fair value of all future interest payments between the contract counterparties, discounted to present value. The fair value of the future interest payments is determined by comparing the contract rate to the present value of the derived forward interest rate using an interest rate curve.

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

In the fourth quarter of 2022, the Company amended certain of its covenants and restrictions with respect to the Revolving Credit Facility and Term Loan F. As a result of the amendment, the maximum consolidated total leverage ratio is 3.75 to 1.00.

Further, the amendment modified the limits on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute, to be the same as the restricted payment limits set forth in our Notes Indenture. This results in an increase in the limit from $50 million to $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, and from $75 million to $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00.

The amendment also added a separate exception to the limits in place prior to the resolution of the Brazil Tax Dispute, that allows us to repurchase or redeem up to $150 million of the 2029 Senior Notes.

In addition, the amendment eliminates the limitations imposed on restricted payments prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay for the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. If we meet these conditions, our ability to make restricted payments under the credit agreement would then be governed by the provisions in the credit agreement in effect when the Brazil Tax Dispute is settled. As of December 31, 2022, we were in compliance with our debt covenants.

The fair market value of total debt was approximately $1.0 billion at December 31, 2022.

At December 31, 2022, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows over the next five years: 2023 - $29 million, 2024 - $28 million; 2025 - $103 million; 2026 - $28 million; 2027 - $399 million; and thereafter - $461 million.
NOTE 15 RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
DEFINED BENEFIT PENSION PLANS

The Company sponsors and maintains pension plans for the benefit of certain of the Company’s employees. The service and non-service cost components of net periodic pension expense for these employees is recorded within cost of products sold and selling and administrative expenses. The assets and liabilities related to plans sponsored by the Company are reflected in deferred charges and other assets and other liabilities, respectively.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets and the plans’ funded status. For the current year, all plans are considered single-employer plans, and changes to the projected benefit obligation and plan assets reflect full year activity. Prior to the spin-off on October 1, 2021, all pension plans, with the exception of the U.K. and Brazil plans, were accounted for as multi-employer plans. The transfer of the projected benefit obligation (“PBO”) and assets for those plans is reflected within the Pension plan transfer from Parent line below, and the activity after the spin-off date is reflected within the table for 2021. The changes in the benefit obligation and plan assets for the U.K. and Brazil plans are reflected for the full 2021 period as they were single-employer plans prior to the spin-off.

In millions	2022	2021
Change in projected benefit obligation:
Benefit obligation, January 1	$462	$171
Pension plan transfer from Parent	—	287
Service cost	6	2
Interest cost	13	6
Actuarial loss (gain)	(151)	—
Benefits paid	(7)	(5)
Expenses paid from assets	(1)	(1)
Effect of foreign currency exchange rate movements	(15)	2
Benefit obligation, December 31	$307	$462

Change in plan assets:
Fair value of plan assets, January 1	$431	$171
Pension plan transfer from Parent	—	252
Actual return on plan assets	(126)	2
Company contributions	3	10
Benefits paid	(7)	(5)
Expenses paid from assets	(1)	(1)
Effect of foreign currency exchange rate movements	(14)	2
Fair value of plan assets, December 31	$286	$431
Funded status, December 31	$(21)	$(31)

Amounts recognized in the consolidated balance sheets:
Non-current asset	$8	$8
Non-current liability	(29)	(39)
	$(21)	$(31)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net prior service cost	$2	$2
Net actuarial loss	91	106
	$93	$108

The accumulated benefit obligation (“ABO”) for all plans was $299 million as of December 31, 2022 and $446 million as of December 31, 2021. The following table reflects the pension plans for which the accumulated benefit obligation or projected benefit obligation exceed the fair value of their respective plan assets at December 31:

In millions as of December 31	2022	2021
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$201	$279
Fair value of plan assets	180	254
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$209	$293
Fair value of plan assets	180	254

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

Net periodic pension expense comprised the following:

In millions	2022	2021	2020
Service cost	$6	$2	$1
Interest cost	13	6	4
Expected return on plan assets	(21)	(11)	(8)
Actuarial loss (gain)	4	2	1
Net periodic pension expense (benefit)	$2	$(1)	$(2)

ASSUMPTIONS

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2022 is also the discount rate used to determine net pension expense for the 2023 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2022	2021	2020
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.52%	2.79%	2.27%
Rate of compensation increase	3.36%	3.36%	3.54%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	2.79%	2.79%	2.76%
Expected long-term rate of return on plan assets	5.18%	5.38%	4.84%
Rate of compensation increase	3.36%	2.85%	3.42%
PLAN ASSETS
The plans maintain a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. The fair value of pension plan assets at December 31, 2022 and 2021 by asset class are shown below for the material plans. Each category of investments for the U.S. plans is diversified and comprised of the following:

•Equity investments - developed market and emerging market equity securities primarily held in mutual funds
•Debt securities - corporate bonds and government securities, both primarily held within common collective trusts and index funds
•Other investments - represents primarily mark-to-market derivatives and cash and cash equivalents

Each category of investments for the U.K. plan is diversified and comprised of the following:

•Growth assets – equities, diversified growth funds, absolute return fixed income funds, multi-asset credit funds, and other private equity type investments
•Stabilizing assets – liability driven investments consisting primarily of interest and inflation linked assets, cash flow driven investments invested primarily in credit markets, and cash and cash equivalents.
The target allocations for each asset class in the U.S. plan for the year ended December 31, 2022 and December 31, 2021 were 23% in equity securities, 75% in debt securities and 2% in other investment types. The target allocations for each asset class in the U.K. plan for the years ended December 31, 2022 and December 31, 2021 were 48% in growth assets and 52% in stabilizing assets. Pension assets for the immaterial plans totaled $26 million for the years ended December 31, 2022 and $25 million for the year ended December 31, 2021. These assets primarily relate to government securities within Level 1 of the fair value hierarchy.

Fair Value Measurement U.S. Plans
	2022			2021
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$10	$10	$—	$15	$15	$—
Equities - developed markets	41	—	41	62	—	62
Government securities	7	7	—	23	23	—
Corporate bonds	108	—	108	137	—	137
Other fixed income securities	9	—	9	12	—	12
Derivatives	1	—	1	2	1	1
Total Investments	$176	$17	$159	$251	$39	$212

Fair Value Measurement U.K. Plans
	2022			2021
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$2	$2	$—	$2	$2	$—
Equities - emerging	—	—	—	8	—	8
Diversified growth funds	6	—	6	33	—	33
Multi-asset credit	8	—	8	23	—	23
Absolute return fixed income	4	—	4	12	—	12
Liability driven investments	30	—	30	40	—	40
Cash flow driven investments	25	—	25	37	—	37
Other Investments:
Private equity	9	—	—	—	—	—
Total Investments	$84	$2	$73	$155	$2	$153

In accordance with accounting standards, certain investments that are measured at net asset value are not classified in the fair value hierarchy. During the year ended December 31, 2022 the Company increased its investments in private equity fund investment partnerships from an immaterial amount in the prior year. These investments are contractually locked up for the life of the private equity fund by the partnership agreement. The remaining unfunded commitment of these partnership interests is $11 million as of December 31, 2022.

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

At December 31, 2022, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2023	$7
2024	8
2025	10
2026	13
2027	14
2028-2032	103

OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s Brazilian employees are eligible for retiree health care and life insurance benefits. The accumulated benefit obligation for this plan as of December 31, 2022 and 2021 was $7 million and $8 million, respectively, which is recorded within other liabilities in the consolidated balance sheets.

DEFERRED COMPENSATION AND NON-QUALIFIED PENSION PLAN

We are responsible for certain deferred compensation and non-qualified pension plan balances related to our employees. These balances relate to employees who previously participated in plans sponsored by International Paper. As part of the spin-off, we assumed responsibility for these balances. As our employees become eligible for these benefits and these benefits are paid, we will be reimbursed by International Paper for the balances transferred upon the spin-off. As of December 31, 2022, there is a receivable of $24 million reflected within deferred charges and other assets of our consolidated balance sheets related to the plans. The deferred compensation savings plan liability of $16 million as of December 31, 2022 is recorded within accounts payable in the consolidated balance sheets. The non-qualified pension plan is included within the pension obligation and funded status presented above, and the liability is recorded in other liabilities in the consolidated balance sheets.
NOTE 16 INCENTIVE PLANS
The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units.
The equity and incentive plan has a maximum shares reserve for the grant of 4,410,725 shares. As of December 31, 2022, 3,235,868 shares remain available for future grants.

The following summarizes restricted stock unit and performance-based restricted stock unit activity for employees for the periods ended December 31, 2021 and December 31, 2022:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of October 1, 2021	—	—	—	—
Granted	664,569	28.51	—	—
Shares issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2021	664,569	$28.51	—	$—
Granted	258,518	39.23	321,271	41.47
Shares issued	(236,086)	28.67	—	—
Forfeited	(36,272)	31.36	(16,675)	41.47
Outstanding as of December 31, 2022	650,729	$32.55	304,596	$41.47

Restricted stock units generally vest over a period of three years with one-third of the awarded units vesting annually. The grant date fair value of restricted stock units is valued at the closing stock price on the day prior to the grant date. The expense for restricted stock unit awards is recorded, net of forfeitures, over the vesting period.
Performance-based restricted stock units cliff vest at the end of a three-year service period based upon the achievement of two defined performance conditions, Return on Invested Capital (“ROIC”), measured against our internal benchmark, and Total Shareholder Return (“TSR”), compared to a peer group of companies. Expense for performance-based units is recognized, net of forfeitures, over the three-year vesting period. As the ROIC measure contains a performance condition, compensation cost for this component is based upon the grant date fair value of the award and the number of units expected to vest based on performance. As the relative TSR component is a market condition, we utilize a Monte Carlo simulation to determine the grant date fair value and resulting expense to recognize for the units. The Monte Carlo simulation calculates the fair value of the awards on grant date based on the expected term of the award, expected dividends, the risk-free rate and the expected volatility for the Company and its competitors.

The expected term is based on the roughly three-year vesting period of the awards, and the expected dividend yield used was zero as the Company had not declared any dividends as of the valuation date. The risk-free rate is based upon the yield of term-matched, zero-coupon securities using the Treasury Constant Maturities yield curve. As Sylvamo did not have sufficient stock price history, the volatility estimate was calculated as a simple average of similar peers and the correlation with the index was calculated as the average index correlation of the peer group.

The Monte Carlo simulation to value the relative TSR share units used the following assumptions:

2022
Expected volatility	49.64%
Risk-free interest rate	1.66%
Stock-based compensation expense in the years prior to and until the spin-off on October 1, 2021, includes expense attributable to us based on the awards and terms previously granted to our employees and an allocation of International Paper’s corporate and shared functional expenses. Total stock-based compensation cost and the associated income tax benefits recognized by the Company in the consolidated and combined statements of operations were as follows:

In millions	2022	2021	2020
Total stock-based compensation expense (included in selling and administrative expense)	$20	$14	$15
Income tax benefit related to stock-based compensation	$5	$3	$1

As of December 31, 2022, $16 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.
NOTE 17 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. As discussed in Note 8, the Company’s Russian operations have been classified as discontinued operations and as a result are no longer reported within the Europe business segment for any periods presented.
Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income) and net business special items which includes net corporate special items.

External sales are defined as those that are made to parties outside the Company’s combined group, whereas sales by business segment in the Net Sales table are determined using a management approach and include intersegment sales.

INFORMATION BY BUSINESS SEGMENT
Net Sales

In millions	2022	2021	2020
Europe	$501	$366	$297
Latin America	1,023	786	632
North America	2,173	1,718	1,490
Corporate and Intersegment Sales	(69)	(42)	(34)
Net Sales	$3,628	$2,828	$2,385
The Company had one customer within our North America business segment that represented approximately 13%, 12% and 14% of our consolidated and combined net sales for the years ended December 31, 2022, 2021 and 2020, respectively.
Business Segment Operating Profit

In millions	2022	2021	2020
Europe	$50	$(29)	$(34)
Latin America	212	194	83
North America	291	133	41
Business Segment Operating Profit	$553	$298	$90
Income from continuing operations before income taxes	$467	$328	$95
Interest expense (income), net	69	(1)	(4)
Corporate special items, net	12	5	—
Other special items, net	5	(34)	(1)
Business Segment Operating Profit	$553	$298	$90
Other Special Items, Net

In millions	2022	2021	2020
Europe	$1	$—	$—
Latin America	—	(35)	(2)
North America	4	1	1
Other Special Items, Net	$5	$(34)	$(1)

Assets

In millions as of December 31	2022	2021
Europe	$258	$218
Latin America	1,129	1,034
North America	894	868
Corporate and Other (a)	429	477
Assets	$2,710	$2,597
(a)     Includes corporate assets and assets of businesses held for sale.
Capital Spending

In millions	2022	2021	2020
Europe	$7	$6	$6
Latin America	76	39	45
North America	66	24	15
Capital Spending	$149	$69	$66
Depreciation, Amortization and Cost of Timber Harvested

In millions	2022	2021	2020
Europe	$15	$18	$19
Latin America	59	58	66
North America	51	50	50
Depreciation, Amortization and Cost of Timber Harvested	$125	$126	$135

INFORMATION BY GEOGRAPHIC AREA

External Net Sales (a)

In millions	2022	2021	2020
United States	$2,173	$1,718	$1,490
Brazil	1,008	734	576
Europe	501	366	297
Americas, other than United States and Brazil	15	52	56
Corporate and Intersegment Sales	(69)	(42)	(34)
Net Sales	$3,628	$2,828	$2,385
(a)Net sales are attributed to countries based on the location of the seller.
Long-Lived Assets

In millions as of December 31	2022	2021
United States	$436	$413
Brazil	635	546
Europe	68	83
Long-Lived Assets	$1,139	$1,042

NOTE 18 RELATED PARTY TRANSACTIONS
Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. The following discussion summarizes activity between the Company and International Paper both prior and subsequent to the spin-off.

On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper is no longer a related party.

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
Net transfers (to) from Parent are included within Parent company investment on the consolidated and combined balance sheets and statements of equity. The components of the net transfers (to) from International Paper are as follows:

In millions	2022	2021	2020
General financing activities	$—	$(661)	$(494)
Corporate allocations	—	112	154
Stock-based compensation	—	10	15
Final spin-off adjustments	—	(28)	—
Total net transfers (to) from Parent	$—	$(567)	$(325)
RELATED PARTY SALES AND PURCHASES
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper when the Company separated from International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $462 million during the first three quarters of 2022 and $133 million during the fourth quarter of 2021.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $153 million during the first three quarters of 2022 and $52 million during the fourth quarter of 2021.

The Company also purchases certain packaging materials from International Paper. These packaging purchases totaled $12 million for the first three quarters of 2022 and were immaterial for the fourth quarter of 2021.

TRANSITION SERVICES AGREEMENT

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement in 2022 and 2021 was $23 million and $7 million, respectively. The Company is no longer receiving services under this agreement as of December 31, 2022.

RELATED PARTY RECEIVABLE

The Company had related party receivables of $3 million as of December 31, 2021, related to product sales to International Paper and other items. Related party receivables are included in “Accounts and notes receivable.”

RELATED PARTY PAYABLE
The Company had related party payables of $110 million as of December 31, 2021, related to inventory purchases from International Paper. Related party payables are included in “Accounts payable” and “Other current liabilities.”
Included in our December 31, 2021 inventory purchases payable is a $77 million related party payable, pursuant to the terms of the supply and offtake agreements between the Company and International Paper, which was repaid throughout the first six months of 2022.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2022, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with our spin-off from International Paper, we entered into a transition services agreement pursuant to which International Paper provided certain services to us. See Note 18 Related Party Transactions – Transition Services Agreement. During the quarter ended December 31, 2022, we exited the transition services agreement. The services that were provided to us by International Paper were transitioned to services that we provide for ourselves. Both while we received services under the transition services agreement and after our exit from it, we have taken steps to ensure that adequate controls have been designed and maintained.

See Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the applicable portions of the definitive proxy statement of Sylvamo related to its 2023 annual meeting of shareholders to be filed no later than 120 days after December 31, 2022 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference from the applicable portions of the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference from the applicable portions of the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from the applicable portions of the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference from the applicable portions of the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements - See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statements Schedules - Financial Statement Schedules have not been included because the information required to be set forth therein was not applicable or is included in the consolidated and combined financial statements or the notes thereto.

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

4.2 *	Description of Capital Stock of Sylvamo Corporation

4.3
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.4 *
Supplemental Indenture, dated as of September 29, 2021, among the Subsidiary Guarantors named therein, each a subsidiary of Sylvamo Corporation, Sylvamo Corporation (the “Company”). The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee under the Indenture dated as of September 3, 2021, among the Company, International Paper Company, as Guarantor, and the Trustee, as trustee.

4.5	Form of 7.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 9/3/2021).

10.1
Credit Agreement, dated September 13, 2021, among Sylvamo Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.2
Amendment No. 1, dated November 9, 2022, by and among Sylvamo Corporation, as “Borrower,” Credit Agricole Corporate and Investment Bank, as “Sustainability Structuring Agent,” Bank of America, N.A., as “Administrative Agent,” and the other lenders party thereto, to the Credit Agreement dated September 13, 2021, among the Borrower, the Administrative Agent, and the other lenders and L/C issuers party thereto (incorporated by reference to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022 (the “10-Q filed 11/10/22).

10.3
Purchase and Sale Agreement, dated as of September 30, 2022, among Sylvamo North America, LLC, as servicer and originator, the other originators from time to time party thereto, and Sylvamo Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current report on Form 8-K filed with the SEC on October 3, 2022 (the “Form 8-K filed 10/3/2022)).

10.4
Receivables Financing Agreement, dated as of September 30, 2022, among Sylvamo Receivables, LLC, as borrower, Sylvamo North America, LLC, as initial servicer, the lenders party thereto from time to time, PNC Bank, National Association, as administrative agent and a lender, and PNC Capital Markets LLC, as structuring agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/3/2022).

10.5
Performance Guaranty, dated as of September 30, 2022, by Sylvamo Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 10/3/2022).

10.6		Tax Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/1/2021).

10.7		Employee Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 10/1/2021).

10.8
Supply and Offtake Agreement (Georgetown), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 10/1/2021).

10.9
Supply and Offtake Agreement (Riverdale), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed 10/1/2021).

10.10
Retained Intellectual Property License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.10 to the Form 8-K filed 10/1/2021).

10.11
Retained Copyright License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.11 to the Form 8-K filed 10/1/2021).

10.12
Retained Know-How and Technology License Agreement, dated as of September 30, 2021, between International Paper Company and Global Holdings II, Inc. (incorporated by reference to Exhibit 10.12 to the Form 8-K filed 10/1/2021).

10.13		Brazil Payment Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.15 to the Form 8-K filed 10/1/2021).

10.14
Corrugated Packaging Supply Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 9/3/2021).

10.15
Recyclable Material Master Purchase Agreement, dated as of September 1, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed 9/3/2021).

10.16		Fiber Purchase Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 9/3/2021).

10.17	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed 9/28/2021).

10.18	†	Terms and Conditions of Long-Term Incentive Plan Award (incorporated by reference to Exhibit 10.24 to the Form 10-K filed 3/2/2022).

10.19 *	†	2023 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.20	†	Sylvamo Corporation 2022 Annual Incentive Plan (incorporated by reference to Exhibit 10.26 to the Form 10-K filed 3/2/2022).

10.21 *	†	Sylvamo Corporation 2023 Annual Incentive Plan.

10.22 *	†	Sylvamo Corporation 2021 Executive Severance Plan (restated).

10.23	†	Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Form 10 filed 8/9/2021).

10.24	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

14.1 *		Code of Conduct.

21.1 *		Subsidiaries.

23.1 *		Consent of Independent Registered Public Accounting Firm.

31.1 *		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†    Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

By:    /s/ Matthew L. Barron                                February 22, 2023

Name: Matthew L. Barron

Title: Senior Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-MICHEL RIBIÉRAS	Chairman and Chief Executive Officer and Director (principal executive officer)	February 22, 2023
Jean-Michel Ribiéras

/s/ JOHN V. SIMS	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2023
John V. Sims

/s/ KEVIN W. FERGUSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 22, 2023
Kevin W. Ferguson

/s/ STAN ASKREN	Director	February 22, 2023
Stan Askren

/s/ CHRISTINE BREVES	Director	February 22, 2023
Christine Breves

/s/ JEANMARIE DESMOND	Director	February 22, 2023
Jeanmarie Desmond

/s/ LIZANNE GOTTUNG	Director	February 22, 2023
Lizanne Gottung

Signature	Title	Date

/s/ JOIA JOHNSON	Director	February 22, 2023
Joia Johnson

/s/ DAVID PETRATIS	Director	February 22, 2023
David Petratis

/s/ PAUL ROLLINSON	Director	February 22, 2023
Paul Rollinson

/s/ JAMES ZALLIE	Director	February 22, 2023
James Zallie

APPENDIX I

2022 LISTING OF FACILITIES

UNCOATED PAPERS

U.S.:
Ticonderoga, New York
Eastover, South Carolina
Sumter, South Carolina

International:
Luiz Antônio, São Paulo, Brazil
Mogi Guaçu, São Paulo, Brazil
Três Lagoas, Mato Grosso do Sul, Brazil
Saillat, France

APPENDIX II

2022 CAPACITY INFORMATION

In thousands of short tons	2022
Europe
Uncoated Papers	265
Market Pulp	130
Europe	395
Latin America
Uncoated Papers	1,105
Market Pulp	165
Latin America	1,270
North America
Uncoated Papers	975
Market Pulp	115
Total owned mill capacity	1,090
Uncoated Papers (capacity under offtake agreements)	495
Uncoated Bristols (capacity under offtake agreements)	160
Total capacity under offtake agreements	655
North America	1,745
Total	3,410

Forest Resources
We own or manage approximately 250,000 acres of forestlands in Brazil.