Form 10-Q
period 2023-03-31
Sylvamo Corp
filed 2023-05-09
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 5, 2023 was 42,563,277.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
NET SALES	$959	$821
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	688	620
Selling and administrative expenses	82	66
Depreciation, amortization and cost of timber harvested	35	31
Taxes other than payroll and income taxes	6	6
Interest (income) expense, net	7	17
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	141	81
Income tax provision	44	26
NET INCOME FROM CONTINUING OPERATIONS	97	55
Discontinued operations, net of taxes	—	(29)
NET INCOME (LOSS)	$97	$26
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.28	$1.25
Discontinued operations, net of taxes	—	(0.66)
Net earnings (loss)	$2.28	$0.59
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.25	$1.25
Discontinued operations, net of taxes	—	(0.66)
Net earnings (loss)	$2.25	$0.59
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$97	$26
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0 and $0)	—	(1)
Change in cumulative foreign currency translation adjustment	41	99
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $0 and $(12))	(4)	29
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $2 and $3)	(4)	(6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	33	121
COMPREHENSIVE INCOME (LOSS)	$130	$147
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$191	$360
Accounts and notes receivable, net	441	450
Contract assets	33	30
Inventories	506	364
Other current assets	38	39
Total Current Assets	1,209	1,243
Plants, Properties and Equipment, net	938	817
Forestlands	340	322
Goodwill	133	128
Right of Use Assets	37	35
Deferred Charges and Other Assets	141	165
TOTAL ASSETS	$2,798	$2,710
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$409	$453
Notes payable and current maturities of long-term debt	104	29
Accrued payroll and benefits	53	81
Other current liabilities	160	165
Total Current Liabilities	726	728
Long-Term Debt	954	1,003
Deferred Income Taxes	198	183
Other Liabilities	130	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.5 shares and 44.2 shares issued and 42.6 shares and 42.6 shares outstanding at March 31, 2023 and December 31, 2022, respectively	44	44
Paid-in capital	32	25
Retained earnings	2,116	2,029
Accumulated other comprehensive loss	(1,305)	(1,338)
	887	760
Less: Common stock held in treasury, at cost, 1.9 shares and 1.6 shares at March 31, 2023 and December 31, 2022, respectively	(97)	(82)
Total Equity	790	678
TOTAL LIABILITIES AND EQUITY	$2,798	$2,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income from continuing operations	$97	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	35	31
Deferred income tax provision (benefit), net	5	7
Stock-based compensation	7	4
Changes in operating assets and liabilities and other
Accounts and notes receivable	82	16
Inventories	(81)	(26)
Accounts payable and accrued liabilities	(100)	(62)
Other	18	23
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	63	48
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	44
CASH PROVIDED BY OPERATING ACTIVITIES	63	92
INVESTMENT ACTIVITIES
Invested in capital projects	(61)	(16)
Acquisition of business, net of cash acquired	(167)	—
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(228)	(16)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(3)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(228)	(19)
FINANCING ACTIVITIES
Dividends paid	(10)	—
Issuance of debt	427	—
Reduction of debt	(407)	(35)
Repurchases of common stock	(10)	—
Other	(8)	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(8)	(39)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(8)	(39)
Effect of Exchange Rate Changes on Cash	4	15
Change in Cash Included in Assets Held for Sale	—	46
Change in Cash and Temporary Investments	(169)	3
Cash and Temporary Investments
Beginning of the period	360	159
End of the period	$191	$162
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

Acquisition of Nymölla

On January 2, 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the condensed consolidated statement of operations and the notes to the condensed consolidated financial statements. In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation. See Note 8 Divestiture and Impairment of Business for further details.
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated and combined financial statements included in our 2022 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which was subsequently amended by ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of Sunset Date of Topic 848,“ issued in December 2022. Together this guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. We will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our condensed consolidated financial statements.

NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended March 31,
In millions	2023	2022
Europe
Uncoated Papers	$221	$90
Market Pulp	27	27
Europe	248	117
Latin America (a)
Uncoated Papers	186	181
Market Pulp	20	15
Latin America	206	196
North America
Uncoated Papers	487	486
Market Pulp	18	22
North America	505	508
Total	$959	$821
(a) Prior period amounts have been corrected to reflect market pulp sales

Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $3 million are included in “Other current liabilities” as of March 31, 2023. There were no contract liabilities included in “Other current liabilities” as of December 31, 2022.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months ended March 31, 2023 and 2022 is provided below:

Three Months Ended March 31, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	—	—	7	—	—	(5)	2
Share repurchases	—	—	—	—	—	(10)	(10)
Dividends ($0.25 per share)	—	—	—	(10)	—	—	(10)
Comprehensive income (loss)	—	—	—	97	33	—	130
Balance, March 31, 2023	44	$44	$32	$2,116	$(1,305)	$(97)	$790

Three Months Ended March 31, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	$182
Stock-based employee compensation	—	—	4	—	—	(2)	2
Comprehensive income (loss)	—	—	—	26	121	—	147
Balance, March 31, 2022	44	$44	$8	$1,961	$(1,680)	$(2)	$331
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended March 31,
In millions	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(76)	$(80)
Amounts reclassified from accumulated other comprehensive income	—	(1)
Balance at end of period	(76)	(81)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,288)	(1,719)
Other comprehensive income (loss) before reclassifications	41	99
Balance at end of period	(1,247)	(1,620)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	26	(2)
Other comprehensive income (loss) before reclassifications	(4)	29
Amounts reclassified from accumulated other comprehensive income	(4)	(6)
Balance at end of period	18	21
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,305)	$(1,680)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Net income from continuing operations	$97	$55
Weighted average common shares outstanding	42.5	44.0
Effect of dilutive securities	0.6	0.2
Weighted average common shares outstanding - assuming dilution	43.1	44.2
Earnings per share from continuing operations - basic	$2.28	$1.25
Earnings per share from continuing operations - diluted	$2.25	$1.25

NOTE 7 ACQUISITIONS

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €157 million (approximately $167 million) after post-close working capital adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines.

Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition. Due to the timing of the closing of the acquisition, the purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of both tangible and intangible assets including goodwill and related deferred tax assets and liabilities. These revisions may include, but are not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

The following table summarizes the preliminary allocation of the purchase price to the fair value assigned to assets and liabilities acquired as of January 2, 2023:

In millions
Accounts receivable	$63
Inventory	67
Plants, properties and equipment	118
Other assets	2
Total assets acquired	250
Accounts payable	61
Other liabilities	22
Total liabilities assumed	83
Net assets acquired	$167

In connection with the allocation of fair value, inventories were written up by $9 million to their estimated fair value. During the first quarter of 2023, $9 million before taxes ($7 million after taxes) was expensed related to the impact of the step-up of acquired Nymolla inventory sold during the quarter.

Since the date of acquisition, Net sales of $100 million and Income from continuing operations before income taxes of $8 million from the acquired business are included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2023. Additionally, Selling and administrative expenses for the three months ended March 31, 2023 include $4 million in charges before taxes ($3 million after taxes) for transaction costs associated with the acquisition.

On an unaudited pro forma basis, assuming the acquisition of the Nymölla mill had closed January 1, 2022, the condensed consolidated results would have reflected Net sales of $926 million and Income from continuing operations before income taxes of $83 million for the three months ended March 31, 2022.

The 2022 pro forma information includes adjustments for non-recurring transaction costs associated with the acquisition of $4 million, and incremental expense of $9 million incurred related to the impact of the step-up of acquired Nymolla inventory sold during the quarter.

The unaudited pro forma condensed consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. This does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent Sylvamo's actual results of operations as if the transaction described above would have occurred as of January 1, 2022, nor is it necessarily an indicator of future results.

NOTE 8 DIVESTITURE AND IMPAIRMENT OF BUSINESS

RUSSIAN OPERATIONS

During the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company evaluated to exit the business. As a result, a pre-tax charge of $68 million ($57 million) was recorded for the impairment of the Russian fixed assets during the first quarter of 2022. These charges are included in “Impairment of business” within the summarized income statement for our Russian operations included in this footnote and is included in “Discontinued operations, net of taxes” in the condensed consolidated statement of operations.

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

As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the condensed consolidated statement of operations. The Russian operations were previously part of the Europe business segment. The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to Discontinued Operations, net of taxes, related to the Russian operations for all periods presented in the condensed consolidated statement of operations.

Three Months Ended March 31,
In millions	2022
NET SALES	$156
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	113
Selling and administrative expenses	1
Depreciation, amortization and cost of timber harvested	4
Taxes other than payroll and income taxes	—
Impairment of business	68
Interest (income) expense, net	(1)
INCOME (LOSS) BEFORE INCOME TAXES	(29)
Income tax provision (benefit)	—
DISCONTINUED OPERATIONS, NET OF TAXES	$(29)

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the condensed consolidated statement of cash flows:

In millions for the three months ended March 31	2022
Cash Provided by Operating Activities	$44
Cash Provided by (Used for) Investment Activities (a)	$(3)

(a) Includes cash invested in capital projects of $3 million.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $88 million and $80 million at March 31, 2023 and December 31, 2022, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	March 31, 2023	December 31, 2022
Accounts and notes receivable:
Trade	$416	$430
Notes and other	25	20
Total	$441	$450

The allowance for expected credit losses was $24 million and $20 million at March 31, 2023 and December 31, 2022, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2023	December 31, 2022
Raw materials	$87	$40
Finished paper and pulp products	302	226
Operating supplies	94	78
Other	23	20
Total	$506	$364
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.7 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively. Depreciation expense was $30 million and $25 million for the three months ended March 31, 2023 and 2022, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $7 million and $36 million each at March 31, 2023 and December 31, 2022.

Interest

Interest payments of $24 million and $25 million were made during the three months ended March 31, 2023 and March 31, 2022, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Interest expense (a)	$19	$18
Interest income (b)	(11)	(1)
Capitalized interest cost	(1)	—
Total	$7	$17
(a)    Interest expense for the three months ended March 31, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the three months ended March 31, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

At both March 31, 2023 and December 31, 2022, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 10 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $17 million and $15 million for the three months ended March 31, 2023 and 2022, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Right of use assets	$37	$35
Finance lease assets	Plants, properties, and equipment, net (a)	24	24
Total leased assets		$61	$59
Liabilities
Current
Operating	Other current liabilities	$14	$13
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	30	28
Finance	Long-term debt	14	14
Total lease liabilities		$61	$58
(a)Finance leases are recorded net of accumulated amortization of $14 million and $13 million as of March 31, 2023 and December 31, 2022, respectively.
NOTE 11 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the three months ended March 31, 2023:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2022
Goodwill	$11	$118	$—	$129
Accumulated impairment losses	(1)	—	—	(1)
	$10	$118	$—	$128
Currency translation and other (a)	—	5	—	5
Balance as of March 31, 2023
Goodwill	11	123	—	134
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$123	$—	$133
(a)Represents the effects of foreign currency translations and reclassifications.

Other Intangibles
Identifiable intangible assets comprised the following:

	March 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(50)	$6	$56	$(50)	$6
Other	7	(6)	1	7	(6)	1
Total	$63	$(56)	$7	$63	$(56)	$7
Amortization expense related to intangibles was immaterial for each of the three month periods ended March 31, 2023 and 2022, respectively.
NOTE 12 INCOME TAXES
An income tax provision of $44 million and $26 million was recorded for the three months ended March 31, 2023 and March 31, 2022, and the reported effective income tax rate from continuing operations was 31% and 32%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $111 million in tax, and $375 million in interest, penalties and fees as of March 31, 2023 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings
The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the condensed consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of March 31, 2023.

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

As of March 31, 2023, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability, including the costs of executing certain elements of the proposed pilot intervention plan, because the further studies to be conducted and the remediation that may be required, both for the pilot intervention plan and for the ultimate intervention, will depend on CETESB’s approval of the proposed pilot intervention plan, the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

Taxes Other Than Payroll Taxes
See Note 12 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

In the first quarter of 2023, the Company reached an amnesty agreement with the Brazilian government related to certain VAT amounts assessed in prior years. This agreement resulted in the recognition of $9 million of interest income during the period.

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

NOTE 14 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	March 31, 2023	December 31, 2022
Term Loan F - due 2027 (a)	$490	$496
Term Loan A - due 2028 (b)	297	—
7.00% Senior Notes - due 2029 (c)	89	444
Securitization Program	105	75
Other	17	17
Less: current portion	(44)	(29)
Total	$954	$1,003

(a) As of March 31, 2023 and December 31, 2022, presented net of $4 million and $4 million in unamortized debt issuance costs, respectively.
(b) As of March 31, 2023 presented net of $3 million in unamortized debt issuance costs.
(c) As of March 31, 2023 and December 31, 2022, presented net of $1 million and $6 million in unamortized original issue discount paid, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of March 31, 2023, the Company had $60 million outstanding borrowings on the Revolving Credit Facility and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $366 million. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $426 million. The outstanding borrowings on the Revolving Credit Facility are recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

In the first quarter of 2023, the Company announced the commencement of a cash tender offer to purchase any and all of the Company’s outstanding 2029 Senior Notes. The Company also solicited consents from holders of the 2029 Senior Notes to amend certain provisions of the indenture with respect to the notes. In connection with the tender offer and the consent solicitation, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”) maturing in 2028. Term Loan A, together with $60 million borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. As of March 31, 2023, $360 million aggregate principal of the notes were tendered, resulting in a debt extinguishment cost of $5 million, which includes the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.”

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. As of March 31, 2023 and December 31, 2022, the Company had $105 million and $75 million outstanding borrowings under the receivables securitization program, respectively. The average interest rate for the quarters ended March 31, 2023 and December 31, 2022 was 5.34% and 5.19%, respectively.

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F, Term Loan A and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries. The interest rates applicable to the Term Loan F and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to LIBOR plus a fixed percentage of 1.75%, and 1.50%, respectively, payable monthly, with a LIBOR floor of 0.00%. The interest rate applicable to the Term Loan A is based on a fluctuating rate of interest measured in reference to SOFR plus a fixed percentage of 1.85%, subject to a SOFR floor of 0.00%

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.69% and 5.23% as of March 31, 2023 and December 31, 2022, respectively.

In connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. In the first quarter, the Company received cash proceeds of $12 million from the unwind of four interest rate swaps maturing in 2024, with a total notional amount of $200 million. Subsequently, the Company entered into four new interest rate swaps with various counter parties with a notional amount of $200 million, which mature in 2025. The related gain has been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet and will be amortized over the contracts’ original term of two remaining years. These interest rate swaps are designated as cash flow hedges, and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to LIBOR and the fixed interest rate per notional amount ranging from 1.30% to 3.85%.

As of March 31, 2023 and December 31, 2022, the fair value of the interest rate swaps related to Term Loan F was an asset of $14 million and $30 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In connection with the issuance of Term Loan A, the Company entered into interest rate swaps with a notional amount of $300 million and maturities in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of March 31, 2023, the fair value of these interest rate swaps resulted in a liability of $9 million, recorded within “Other liabilities.”

The Company is subject to certain covenants limiting, among other things, the ability of most of its subsidiaries to: (a) incur additional indebtedness or issue certain preferred shares; (b) pay dividends on or make distributions in respect of the Company’s or its subsidiaries’ capital stock or make investments or other restricted payments; (c) create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make certain other intercompany transfers; (d) sell certain assets; (e) create liens; (f) consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and (g) enter into certain transactions with its affiliates. The Company is currently subject to a maximum consolidated total leverage ratio of 3.75 to 1.00.

The limit on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute is $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00. However, limitations imposed on restricted payments are eliminated prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay the Company’s share of the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. If we meet these conditions, our ability to make restricted payments under the credit agreement would then be governed by the provisions in the credit agreement in effect when the Brazil Tax Dispute is settled.

As of March 31, 2023, we were in compliance with our debt covenants.
NOTE 15 PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the three months ended March 31, 2023 and March 31, 2022 was immaterial.

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
NOTE 16 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of March 31, 2023, 2,899,804 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended March 31,
In millions	2023	2022
Total stock-based compensation expense (included in selling and administrative expense)	$7	$4
As of March 31, 2023, $30 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.
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
Information By Business Segment
Net Sales

	Three Months Ended March 31,
In millions	2023	2022
Europe	$248	$117
Latin America	222	215
North America	505	508
Intersegment Sales	(16)	(19)
Net Sales	$959	$821

Business Segment Operating Profit

	Three Months Ended March 31,
In millions	2023	2022
Europe	$23	$2
Latin America	46	39
North America	97	62
Business Segment Operating Profit	$166	$103
Income from continuing operations before income taxes	$141	$81
Interest (income) expense, net	7	17
Net special items expense (income) (a)	18	5
Business Segment Operating Profit	$166	$103
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the quarter and one-time costs associated with the spin-off.
NOTE 18 RELATED PARTY TRANSACTIONS

Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper is no longer a related party. The following discussion summarizes activity between the Company and International Paper both prior and subsequent to the spin-off and up to the time International Paper was deemed to no longer be a related party.

Related Party Sales and Purchases
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to offtake agreements between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $149 million for the three months ended March 31, 2022.

The Company purchases fiber pursuant to fiber purchase agreements between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $49 million for the three months ended March 31, 2022.

The Company also purchases certain packaging materials from International Paper. These packaging purchases totaled $4 million for the three months ended March 31, 2022.

Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement for the three months ended March 31, 2022 was $8 million. The Company is no longer receiving services under this agreement as of October 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2022, 2021 and 2020. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2022 Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
EXECUTIVE SUMMARY

First quarter 2023 net income from continuing operations was $97 million ($2.25 per diluted share) compared with $55 million ($1.25 per diluted share) for the first quarter of 2022. Net sales increased 17% to $959 million in the current quarter compared with $821 million in the first quarter of 2022. Cash from operations was $63 million compared to $48 million in the first quarter of 2022. Adjusted EBITDA was $208 million and our adjusted EBITDA margin was 22% compared to $146 million and an adjusted EBITDA margin of 18% in the first quarter of 2022. Free cash flow was $2 million compared to $32 million in the first quarter of 2022.

Comparing our performance in the first quarter of 2023 to the prior year comparable quarter, price and mix improvement outpaced higher input and transportation costs in all three regions. Volume was unfavorable in Latin America and North America due to a delay in the annual Brazilian government textbook program and continued destocking in North America, and planned maintenance costs in North America were lower when compared to the prior year comparable quarter. Our European business benefited from the earnings of our newly acquired Nymölla mill. In addition, we repurchased $360 million of our outstanding notes during the quarter in order to eliminate the notes covenant that limited annual shareowner cash returns to $90 million. The notes were replaced with a new term loan and short-term debt.

Looking ahead to the second quarter of 2023, we expect price and mix to be unfavorable reflecting the realization of prior price decreases for pulp in all regions and paper in Europe, as well as less favorable product mix. Volume is expected to improve, reflecting seasonally stronger volume in Latin America. Operations and costs are expected to increase due to unabsorbed fixed costs as we continue to match supply to our customers demand. Additionally, the second quarter will be our highest planned maintenance outage quarter, reflecting two-thirds of our total annual costs. Lastly, we expect input and transportation costs to be favorable due to lower costs for natural gas, chemicals and transportation.

Acquisition of Nymölla

On January 2, 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations (which were sold on October 2, 2022). As a result, the operating results of the Company’s Russian operations have been classified as “Discontinued operations, net of taxes” for all periods presented in the condensed consolidated statement of operations. See Note 8 Divestiture and Impairment of Business for further details.

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

The following table presents a comparison of Income from continuing operations before taxes to business segment operating profit:

	Three Months Ended March 31,
In millions	2023	2022
Income From Continuing Operations Before Income Taxes	$141	$81
Interest (income) expense, net	7	17
Net special items expense (income) (b)	18	5
Business Segment Operating Profit (a)	$166	$103
Europe	$23	$2
Latin America	46	39
North America	97	62
Business Segment Operating Profit (a)	$166	$103

(a)    We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income) and net special items. We believe that business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the quarter and one-time costs associated with the spin-off.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended March 31,
In millions	2023	2022
Net Sales	$248	$117
Operating Profit	$23	$2

Our Europe business segment net sales increased $131 million, compared to the same period in 2022, primarily due to net sales of $100 million contributed by Nymölla and an increase in the market price for uncoated freesheet and pulp.

Europe operating profit was $21 million higher than the same period in 2022, driven primarily by increased sales prices and more favorable product mix ($23 million) and operating profit contributed by Nymölla ($16 million) which more than offset the impacts of higher operating costs ($6 million), higher input costs primarily for purchased pulp, chemicals and energy ($9 million), slightly lower volumes ($2 million) and slightly higher outages ($1 million).

Latin America

	Three Months Ended March 31,
In millions	2023	2022
Net Sales	$222	$215
Operating Profit	$46	$39

Our Latin America business segment net sales increased $7 million, compared to the same period in 2022, primarily driven by an increase in the market price and mix of uncoated freesheet and pulp for both export and domestic markets.

Operating profit for Latin America was $7 million higher than the same period in 2022, as the benefits of increased sales prices and more favorable product mix ($34 million), along with lower operating costs ($6 million), more than offset lower volumes ($12 million) and higher input costs ($21 million), primarily for purchased pulp, chemicals and energy.

North America

	Three Months Ended March 31,
In millions	2023	2022
Net Sales	$505	$508
Operating Profit	$97	$62

Our North America business segment net sales remained consistent, compared to the same period in 2022, as increased sales prices and more favorable product mix ($70 million) were largely offset by lower volumes ($68 million).

Operating profit for North America was $35 million higher than the same period in 2022, primarily due to increased sales price and more favorable product mix ($70 million) as well as lower outage costs ($8 million). These changes were partially offset by lower volumes ($17 million), higher operating costs ($8 million) and increased input costs ($18 million) primarily for purchased fiber, energy and chemicals, as well as higher distribution costs due to continued transportation cost increases.

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

	Three Months Ended March 31,
In millions	2023	2022
Net Income (Loss)	$97	$26
Less: Discontinued operations, net of taxes	—	(29)
Net Income From Continuing Operations	97	55
Income tax provision	44	26
Interest (income) expense, net	7	17
Depreciation, amortization and cost of timber harvested	35	31
Stock-based compensation	7	4
Transition service agreement expense	—	8
Net special items expense (income) (a)	18	5
Adjusted EBITDA (b)	$208	$146
Net Sales	$959	$821
Adjusted EBITDA Margin	21.7%	17.8%
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the quarter and one-time costs associated with the spin-off.
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
The following is a reconciliation of Cash provided by continuing operations to Free Cash Flow:

	Three Months Ended March 31,
In millions	2023	2022
Cash provided by operating activities from continuing operations	$63	$48
Adjustments:
Cash invested in capital projects	(61)	(16)
Free Cash Flow	$2	$32
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
Operating Activities

Cash provided by operating activities from continuing operations totaled $63 million for the three months ended March 31, 2023, compared with cash provided by operating activities from continuing operations of $48 million for the three months ended March 31, 2022. The increase in cash provided by operating activities in 2023 relates primarily to higher net income offset by changes in working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $81 million for the three months ended March 31, 2023, compared with cash used for working capital components of $49 million for the three months ended March 31, 2022. The three months ended March 31, 2023 working capital components primarily reflect $82 million and $18 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $81 million and $100 million in cash used for our inventories and accounts payable and accrued liabilities balances, respectively. The three months ended March 31, 2022 working capital components primarily reflect $16 million and $23 million of cash provided by our accounts and notes receivable balance and other operating activities, respectively, offset by $26 million and $62 million of cash used for our inventories and accounts payable and accrued liabilities balances, respectively.
Investment Activities

The total cash used for investing activities from continuing operations for the three months ended March 31, 2023 increased from the three months ended March 31, 2022, primarily due to the purchase of the Nymölla mill and the increase in capital spending in the current year.

The following table shows capital spending by business segment:

	Three Months Ended March 31,
In millions	2023	2022
Europe	$11	$1
Latin America	32	10
North America	14	4
Corporate	4	1
Total	$61	$16

Capital spending primarily consists of purchases of machinery and equipment and reforestation costs related to our global mill operations.

Financing Activities

Cash used for financing activities from continuing operations for the three months ended March 31, 2023 primarily reflects the payments of $30 million, $10 million, and $7 million on our outstanding principal debt balances for the AR Securitization, Revolving Credit Facility, and Term Loan F, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $60 million, respectively. During the three months ended March 31, 2023 the Company also paid $10 million in dividends and repurchased $10 million of our shares pursuant to our share repurchase program. Cash used for financing activities from continuing operations for the three months ended March 31, 2022 primarily reflects the payments of $20 million, $10 million, and $3 million on our outstanding principal debt balances for the Revolving Credit Facility, Term Loan B, and Term Loan F, respectively.

Contractual Obligations

Our 2022 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2022 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the three months ended March 31, 2023, we have invested approximately $61 million, or 6.4% of net sales, in total capital expenditures. Over that period, we spent approximately $54 million, or 5.6% of net sales, in maintenance regulatory and reforestation capital expenditures, and approximately $7 million, or 0.7% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $35 million to $45 million on high-return projects in 2023.
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
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for impairment or disposal of long-lived assets and goodwill, business combinations and income taxes.
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2023.
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

Although it is not possible to identify all of these risks, uncertainties and other factors, the following factors, among others, could cause our actual results to differ from those in the forward-looking statements: the deterioration of economic and political conditions where we operate such as continuing inflation that increases our costs of operating, conditions such as economic recession decreasing demand for our products, and the war in Ukraine potentially spreading or causing significant economic disruption, particularly in Europe where we operate; workforce, natural gas, fuel and transportation shortages experienced by us and our suppliers creating challenges for our and their operations to overcome, increasing suppliers’ prices charged us and increasing our costs of operating; a resurgence of the COVID-19 pandemic or the occurrence of another public health crisis that results in new governmental measures implemented to address it that impede our, our suppliers’ or our customers’ operations, and that exacerbates inflation, workforce and transportation shortages; climate change and physical and financial risks to us associated with fluctuating regional and global weather conditions or patterns; reduced truck, rail and ocean freight availability resulting in higher costs to us or poor service; information technology risks related to potential breaches of security which may result in the distribution of company, customer, employee and vendor information; extensive environmental laws and regulations, as well as tax and other laws, in the United States, Brazil and other countries in which we operate, which could result in substantial costs to us as a result of compliance with, violations of or liabilities under these laws; failure to attract and retain senior management and other key and skilled employees, particularly in the current tight labor market; the loss of our commercial agreements with International Paper; failure of our separation from International Paper to qualify as a tax-free transaction for U.S. federal income tax purposes; our indebtedness and its impact on our ability to operate and satisfy our debt obligations; the limited trading history of our common stock; and the factors disclosed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), as such disclosures may be amended, supplemented or superseded from time to time by other reports that we file with the Securities and Exchange Commission, including subsequent quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K.

We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 44 of the Company’s Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2022.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Due to the timing of this acquisition, we have excluded this business from our evaluation of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting:

The Company is in the process of integrating the recently acquired Nymölla mill into the Company's internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Excluding the Nymölla acquisition, there were no changes in our internal control over financial reporting that occurred in the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. Note 12 Income Taxes and Note 13 Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q are incorporated into this Item 1 by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The matters set forth in Note 13 Commitments and Contingent Liabilities and incorporated herein are disclosed in accordance with such requirement.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K. There have been no material changes to the risk factors described in the 2022 Form 10-K. The risk factors in “Item 1A. Risk Factors,” in the 2022 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
January 1, 2023 - January 31, 2023	201,985	$49.53	201,896	$60
February 1, 2023 - February 28, 2023 (a)	489	$47.53	—	$60
March 1, 2023 - March 31, 2023 (a)	87,691	$49.33	—	$60
Total	290,165		201,896
(a) 88,269 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $10 million of shares during the three months ended March 31, 2023.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021).

3.2		Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

4.1
Second Supplemental Indenture, dated as of March 10, 2023, between Sylvamo Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on March 10, 2023 (the “Form 8-K filed 3/10/2023”)).

10.1
Credit Agreement, dated as of September 13, 2021 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time (including pursuant to Amendment No. 2)), among Sylvamo Corporation, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed 3/10/2023).

10.2	†
2023 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 22, 2023 (the “Form 10-K filed 2/22/2023”)).

10.3	†	Sylvamo Corporation 2023 Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to the Form 10-K filed 2/22/2023).

10.4	†	Sylvamo Corporation 2021 Executive Severance Plan (restated) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed 2/22/2023).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL		Taxonomy Extension Schema.

101.CAL XBRL		Taxonomy Extension Calculation Linkbase.

101.DEF XBRL		Taxonomy Extension Definition Linkbase.

101.LAB XBRL		Taxonomy Extension Label Linkbase.

101.PRE XBRL		Extension Presentation Linkbase.

104.		Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†     Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: May 9, 2023	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller