Form 10-Q
period 2023-06-30
Sylvamo Corp
filed 2023-08-09
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 4, 2023 was 41,864,548.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET SALES	$919	$912	$1,860	$1,733
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	721	659	1,390	1,279
Selling and administrative expenses	76	81	159	147
Depreciation, amortization and cost of timber harvested	34	32	69	63
Taxes other than payroll and income taxes	6	6	12	12
Interest (income) expense, net	12	17	19	34
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	70	117	211	198
Income tax provision	21	33	65	59
NET INCOME FROM CONTINUING OPERATIONS	49	84	146	139
Discontinued operations, net of taxes	—	(143)	—	(172)
NET INCOME (LOSS)	$49	$(59)	$146	$(33)
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.16	$1.90	$3.44	$3.15
Discontinued operations, net of taxes	—	(3.24)	—	(3.90)
Net earnings (loss)	$1.16	$(1.34)	$3.44	$(0.75)
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.14	$1.89	$3.40	$3.13
Discontinued operations, net of taxes	—	(3.22)	—	(3.87)
Net earnings (loss)	$1.14	$(1.33)	$3.40	$(0.74)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$49	$(59)	$146	$(33)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	—	—	(1)
Change in cumulative foreign currency translation adjustment	45	(21)	86	78
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $9, $1, $9 and $13)	22	4	18	33
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $4, $2, $6 and $5)	(10)	(4)	(14)	(10)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	57	(21)	90	100
COMPREHENSIVE INCOME (LOSS)	$106	$(80)	$236	$67
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$164	$360
Accounts and notes receivable, net	440	450
Contract assets	32	30
Inventories	486	364
Other current assets	39	39
Total Current Assets	1,161	1,243
Plants, Properties and Equipment, net	960	817
Forestlands	360	322
Goodwill	140	128
Right of Use Assets	43	35
Deferred Charges and Other Assets	159	165
TOTAL ASSETS	$2,823	$2,710
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$391	$453
Notes payable and current maturities of long-term debt	79	29
Accrued payroll and benefits	50	81
Other current liabilities	147	165
Total Current Liabilities	667	728
Long-Term Debt	954	1,003
Deferred Income Taxes	212	183
Other Liabilities	128	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.5 shares and 44.2 shares issued and 41.9 shares and 42.6 shares outstanding at June 30, 2023 and December 31, 2022, respectively	45	44
Paid-in capital	39	25
Retained earnings	2,153	2,029
Accumulated other comprehensive loss	(1,248)	(1,338)
	989	760
Less: Common stock held in treasury, at cost, 2.6 shares and 1.6 shares at June 30, 2023 and December 31, 2022, respectively	(127)	(82)
Total Equity	862	678
TOTAL LIABILITIES AND EQUITY	$2,823	$2,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income from continuing operations	$146	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	69	63
Deferred income tax provision (benefit), net	4	2
Stock-based compensation	15	11
Changes in operating assets and liabilities and other
Accounts and notes receivable	91	(58)
Inventories	(60)	(33)
Accounts payable and accrued liabilities	(147)	(31)
Other	22	37
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	140	130
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	45
CASH PROVIDED BY OPERATING ACTIVITIES	140	175
INVESTMENT ACTIVITIES
Invested in capital projects	(105)	(59)
Acquisition of business	(167)	—
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(272)	(59)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(5)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(272)	(64)
FINANCING ACTIVITIES
Dividends paid	(21)	—
Issuance of debt	437	—
Reduction of debt	(443)	(86)
Repurchases of common stock	(40)	—
Other	(6)	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(73)	(92)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(73)	(92)
Effect of Exchange Rate Changes on Cash	9	42
Change in Cash Included in Assets Held for Sale	—	63
Change in Cash and Temporary Investments	(196)	(2)
Cash and Temporary Investments
Beginning of the period	360	159
End of the period	$164	$157
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. Intra-Europe paper revenue and related cost of products sold for the year-to-date period ended June 30, 2023, reflect the correction of an immaterial error which reduced both net sales and cost of products sold by $18 million for three-month period ended March 31, 2023. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

Acquisition of Nymölla

On January 2, 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition. See Note 7 Acquisitions for further details.

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
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated and combined financial statements included in our 2022 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2023.

Recently Issued Accounting Pronouncements
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

During the three months ended June 30, 2023, the Company transitioned its LIBOR-based debt arrangements and the related interest rate swaps from a reference rate of LIBOR to SOFR (“Standard Overnight Financing Rate”). See Note 14 Long-Term Debt for further details. The impact of the reference rate transition to the debt arrangements and the related interest rate swaps, along with the adoption of the provisions from this standard, did not have a material impact on our condensed consolidated financial statements. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.

NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Europe
Uncoated Papers	$192	$112	$395	$202
Market Pulp	18	23	45	50
Europe	210	135	440	252
Latin America (a)
Uncoated Papers	215	215	401	396
Market Pulp	20	13	40	28
Latin America	235	228	441	424
North America
Uncoated Papers	463	528	949	1,013
Market Pulp	11	21	30	44
North America	474	549	979	1,057
Total	$919	$912	$1,860	$1,733
(a) Prior period amounts have been corrected to reflect market pulp sales.

Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $13 million are included in “Other current liabilities” as of June 30, 2023. There were no contract liabilities included in “Other current liabilities” as of December 31, 2022.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and six months ended June 30, 2023 and 2022 is provided below:

Three Months Ended June 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2023	44	$44	$32	$2,116	$(1,305)	$(97)	$790
Stock-based employee compensation	—	1	7	—	—	—	8
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($0.25 per share)	—	—	—	(12)	—	—	(12)
Comprehensive income (loss)	—	—	—	49	57	—	106
Balance, June 30, 2023	44	$45	$39	$2,153	$(1,248)	$(127)	$862

Six Months Ended June 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	$44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	—	1	14	—	—	(5)	10
Share repurchases	—	—	—	—	—	(40)	(40)
Dividends ($0.50 per share)	—	—	—	(22)	—	—	(22)
Comprehensive income (loss)	—	—	—	146	90		236
Balance, June 30, 2023	44	$45	$39	$2,153	$(1,248)	$(127)	$862

Three Months Ended June 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2022	44	$44	$8	$1,961	$(1,680)	$(2)	$331
Stock-based employee compensation	—	—	6	—	—	—	6
Dividends ($0.1125 per share)	—	—		(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	(59)	(21)	—	(80)
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252

Six Months Ended June 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	182
Stock-based employee compensation	—	—	10	—	—	(2)	8
Dividends ($0.1125 per share)	—	—	—	(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	(33)	100		67
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(76)	$(81)	$(76)	$(80)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1)
Balance at end of period	(76)	(81)	(76)	(81)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,247)	(1,620)	(1,288)	(1,719)
Other comprehensive income (loss) before reclassifications	45	(21)	86	78
Balance at end of period	(1,202)	(1,641)	(1,202)	(1,641)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	18	21	26	(2)
Other comprehensive income (loss) before reclassifications	22	4	18	33
Amounts reclassified from accumulated other comprehensive income	(10)	(4)	(14)	(10)
Balance at end of period	30	21	30	21
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,248)	$(1,701)	$(1,248)	$(1,701)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Net income from continuing operations	$49	$84	$146	$139
Weighted average common shares outstanding	42.4	44.1	42.4	44.1
Effect of dilutive securities	0.4	0.4	0.6	0.2
Weighted average common shares outstanding - assuming dilution	42.8	44.5	43.0	44.3
Earnings per share from continuing operations - basic	$1.16	$1.90	$3.44	$3.15
Earnings per share from continuing operations - diluted	$1.14	$1.89	$3.40	$3.13
Anti-dilutive common shares (a)	0.4	0.2	0.3	0.1

(a) Common stock related to service-based restricted stock units and performance-based restricted stock units were outstanding but excluded from the computation of diluted earnings per share because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 7 ACQUISITIONS

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €157 million (approximately $167 million) after post-close working capital adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines.

Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition. Due to the timing of the closing of the acquisition, the purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of both tangible and intangible assets and related deferred tax assets and liabilities. These revisions may include, but are not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

The following table summarizes the preliminary allocation of the purchase price to the fair value assigned to assets and liabilities acquired as of January 2, 2023:

In millions
Accounts receivable	$63
Inventory	67
Plants, properties and equipment	116
Other assets	2
Total assets acquired	248
Accounts payable	51
Other liabilities	30
Total liabilities assumed	81
Net assets acquired	$167

In connection with the allocation of fair value, inventories were written up by $9 million to their estimated fair value. During the first quarter of 2023, $9 million before taxes ($7 million after taxes) was expensed related to the impact of the step-up of acquired Nymölla inventory sold during the quarter.

Net sales of $104 million and $217 million and Income from continuing operations before income taxes of $8 million and $17 million from the acquired business are included in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively. Additionally, Selling and administrative expenses for the three and six months ended June 30, 2023 include $1 million and $5 million in charges before taxes ($1 million and $4 million after taxes) for transaction costs associated with the acquisition, respectively.

On an unaudited pro forma basis, assuming the acquisition of the Nymölla mill had closed January 1, 2022, the condensed consolidated results would have reflected Net sales of $1.0 billion and $2.0 billion and Income from continuing operations before income taxes of $144 million and $227 million for the three and six months ended June 30, 2022, respectively.

The 2022 pro forma information includes adjustments for non-recurring transaction costs associated with the acquisition of $5 million, and incremental expense of $9 million incurred related to the impact of the step-up of acquired Nymölla inventory sold during the first quarter.

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

In millions	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
NET SALES	$157	$313
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	146	259
Selling and administrative expenses	3	4
Depreciation, amortization and cost of timber harvested	—	4
Taxes other than payroll and income taxes	1	1
Impairment of business	156	224
Interest (income) expense, net	(2)	(3)
INCOME (LOSS) BEFORE INCOME TAXES	(147)	(176)
Income tax provision (benefit)	(4)	(4)
DISCONTINUED OPERATIONS, NET OF TAXES	$(143)	$(172)

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the condensed consolidated statement of cash flows:

In millions for the six months ended June 30	2022
Cash Provided by Operating Activities	$45
Cash Provided by (Used for) Investment Activities (a)	$(5)

(a) Includes cash invested in capital projects of $5 million.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $84 million and $80 million at June 30, 2023 and December 31, 2022, respectively.

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	June 30, 2023	December 31, 2022
Accounts and notes receivable:
Trade	$416	$430
Notes and other	24	20
Total	$440	$450

The allowance for expected credit losses was $25 million and $20 million at June 30, 2023 and December 31, 2022, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2023	December 31, 2022
Raw materials	$77	$40
Finished paper and pulp products	293	226
Operating supplies	104	78
Other	12	20
Total	$486	$364
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.7 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively. Depreciation expense was $28 million and $27 million for the three months and $58 million and $52 million for the six months ended June 30, 2023 and 2022, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $9 million and $36 million each at June 30, 2023 and December 31, 2022.

Interest

Interest payments of $37 million and $34 million were made during the six months ended June 30, 2023 and 2022, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Interest expense (a)	$15	$20	$34	$39
Interest income (b)	(2)	(2)	(13)	(4)
Capitalized interest cost	(1)	(1)	(2)	(1)
Total	$12	$17	$19	$34
(a)    Interest expense for the six months ended June 30, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the six months ended June 30, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

At both June 30, 2023 and December 31, 2022, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 10 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $16 million and $15 million for the three months and $33 million and $30 million for the six months ended June 30, 2023 and 2022, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Right of use assets	$43	$35
Finance lease assets	Plants, properties, and equipment, net (a)	23	24
Total leased assets		$66	$59
Liabilities
Current
Operating	Other current liabilities	$17	$13
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	33	28
Finance	Long-term debt	14	14
Total lease liabilities		$67	$58
(a)Finance leases are recorded net of accumulated amortization of $14 million and $13 million as of June 30, 2023 and December 31, 2022, respectively.
NOTE 11 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the six months ended June 30, 2023:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2022
Goodwill	$11	$118	$—	$129
Accumulated impairment losses	(1)	—	—	(1)
	$10	$118	$—	$128
Currency translation and other (a)	—	12	—	12
Balance as of June 30, 2023
Goodwill	11	130	—	141
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$130	$—	$140
(a)Represents the effects of foreign currency translations and reclassifications.

Other Intangibles
Identifiable intangible assets comprised the following:

	June 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(50)	$6	$56	$(50)	$6
Other	7	(6)	1	7	(6)	1
Total	$63	$(56)	$7	$63	$(56)	$7
Amortization expense related to intangibles was immaterial for each of the three months and six month periods ended June 30, 2023 and 2022, respectively.
NOTE 12 INCOME TAXES
An income tax provision of $21 million and $65 million was recorded for the three and six months ended June 30, 2023, and the reported effective income tax rate from continuing operations was 30% and 31%, respectively. An income tax provision of $33 million and $59 million was recorded for the three and six months ended June 30, 2022, and the reported effective income tax rate was 28% and 30%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $121 million in tax, and $414 million in interest, penalties and fees as of June 30, 2023 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings
The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the condensed consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of June 30, 2023.

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

As of June 30, 2023, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability, including the costs of executing certain elements of the proposed pilot intervention plan, because the further studies to be conducted and the remediation that may be required, both for the pilot intervention plan and for the ultimate intervention, will depend on CETESB’s approval of the proposed pilot intervention plan, the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

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

NOTE 14 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	June 30, 2023	December 31, 2022
Term Loan F - due 2027 (a)	$484	$496
Term Loan A - due 2028 (b)	294	—
7.00% Senior Notes - due 2029 (c)	89	444
Securitization Program	115	75
Other	16	17
Less: current portion	(44)	(29)
Total	$954	$1,003

(a) As of June 30, 2023 and December 31, 2022, presented net of $4 million and $4 million in unamortized debt issuance costs, respectively.
(b) As of June 30, 2023, presented net of $3 million in unamortized debt issuance costs.
(c) As of June 30, 2023 and December 31, 2022, presented net of $1 million and $6 million in unamortized debt issuance costs, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of June 30, 2023, the Company had $35 million outstanding borrowings on the Revolving Credit Facility and $23 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $392 million. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $426 million. The outstanding borrowings on the Revolving Credit Facility are recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

In the first quarter of 2023, the Company announced the commencement of a cash tender offer to purchase any and all of the Company’s outstanding 2029 Senior Notes. The Company also solicited consents from holders of the 2029 Senior Notes to amend certain provisions of the indenture with respect to the notes. In connection with the tender offer and the consent solicitation, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”) maturing in 2028. Term Loan A, together with $60 million of borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. Upon close in the first quarter, $360 million aggregate principal of the notes were tendered, resulting in a debt extinguishment cost of $5 million, which includes the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.”

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. As of June 30, 2023 and December 31, 2022, the Company had $115 million and $75 million outstanding borrowings under the receivables securitization program, respectively. The average interest rate for the quarters ended June 30, 2023 and December 31, 2022 was 5.87% and 5.19%, respectively.

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The obligations under the Term Loan F, Term Loan A and the Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries.

Effective May 31, 2023, in accordance with the existing credit agreement, the Company transitioned LIBOR-based interest rates to a benchmark reference rate of SOFR. The interest rates applicable to the Term Loan F and Revolving Credit Facility are now based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 1.85% and 1.60%, respectively, payable monthly, with a SOFR floor of 0.00%. The interest rate applicable to the Term Loan A is based on a fluctuating rate of interest measured in reference to SOFR plus a fixed percentage of 1.85%, subject to a SOFR floor of 0.00%.

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 6.05% and 5.23% as of June 30, 2023 and December 31, 2022, respectively.

In connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $400 million and maturities ranging from 2024 to 2026. In the first quarter, the Company received cash proceeds of $12 million from the unwind of four interest rate swaps maturing in 2024, with a total notional amount of $200 million. Subsequently, the Company entered into four new interest rate swaps with various counterparties with a notional amount of $200 million, which mature in 2025. The related gain has been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet and will be amortized over the contracts’ original term of two remaining years. These interest rate swaps are designated as cash flow hedges, and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to SOFR and the fixed interest rate per notional amount ranging from 1.14% to 3.75%. All interest rate swap agreements related to Term Loan F were amended during the quarter ended June 30, 2023 to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform.

As of June 30, 2023 and December 31, 2022, the fair value of the interest rate swaps related to Term Loan F was an asset of $23 million and $30 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In connection with the issuance of Term Loan A, the Company entered into interest rate swaps with a current aggregate notional amount of $296 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of June 30, 2023, the fair value of these interest rate swaps resulted in a liability of $2 million, recorded within “Other liabilities.”

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

The limit on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute is $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00. However, limitations imposed on restricted payments are eliminated prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay the Company’s share of the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. If we meet these conditions, our ability to make restricted payments under the credit agreement would then be governed by the provisions in the credit agreement in effect as if the Brazil Tax Dispute is settled. No amounts have been deposited as of June 30, 2023.

As of June 30, 2023, we were in compliance with our debt covenants.
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the six months ended June 30, 2023 and 2022 was immaterial.

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
NOTE 16 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of June 30, 2023, 2,821,985 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Total stock-based compensation expense (included in selling and administrative expense)	$8	$7	$15	$11
As of June 30, 2023, $25 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.
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

Information By Business Segment
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Europe	$210	$135	$440	$252
Latin America	250	249	472	464
North America	474	549	979	1,057
Intersegment Sales	(15)	(21)	(31)	(40)
Net Sales	$919	$912	$1,860	$1,733
Business Segment Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Europe	$(11)	$17	$12	$19
Latin America	48	59	94	98
North America	45	66	142	128
Business Segment Operating Profit	$82	$142	$248	$245
Income from continuing operations before income taxes	$70	$117	$211	$198
Interest (income) expense, net	12	17	19	34
Net special items expense (income) (a)	—	8	18	13
Business Segment Operating Profit	$82	$142	$248	$245
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter and one-time costs incurred in the prior year associated with the spin-off.
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

The Company also purchases certain packaging materials from International Paper. These packaging purchases totaled $4 million for the six months ended June 30, 2022.

Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement for the six months ended June 30, 2022 was $16 million. The Company is no longer receiving services under this agreement as of October 1, 2022.

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
EXECUTIVE SUMMARY

Second quarter 2023 net income from continuing operations was $49 million ($1.14 per diluted share) compared with $84 million ($1.89 per diluted share) for the second quarter of 2022. Net sales increased to $919 million in the current quarter compared with $912 million in the second quarter of 2022. Cash from operations was $77 million compared to $76 million in the second quarter of 2022. Adjusted EBITDA was $124 million and our adjusted EBITDA margin was 13.5% compared to $189 million and an adjusted EBITDA margin of 20.7% in the second quarter of 2022. Free cash flow was $33 million compared to $39 million in the second quarter of 2022.

Comparing our performance in the second quarter to the first quarter, price and mix decreased primarily due to lower paper prices in Europe and lower global pulp prices. Volume was unfavorable reflecting continued channel inventory corrections and weaker than expected demand in Europe and North America. Operations and costs were higher than the first quarter driven by higher unabsorbed fixed costs due to increased economic downtime and we conducted four planned maintenance outages in the second quarter compared with no outages in the first quarter. These headwinds more than offset lower input and transportation costs in the current quarter, driven by favorable energy, chemical and transportation costs. Additionally, we generated $33 million of free cash flow and returned $41 million in cash to shareowners through dividends and share repurchases in the second quarter.

Looking ahead to the third quarter of 2023, we expect price and mix to be unfavorable primarily reflecting paper price decreases in Europe and the realization of prior price decreases for pulp. Volume is expected to improve, reflecting seasonally stronger volume in Latin America and North America. Operations and costs are expected to increase due to higher unabsorbed fixed costs as we continue to match supply to our customers’ demand. Planned maintenance outage expenses will be lower coming out of the second quarter which was our heaviest outage quarter of the year. Additionally, input and transportation costs are expected to be lower due to favorable trends in fiber and chemicals. Despite the challenging demand environment in Europe and North America, we are committed to our strong financial position and returning $125 million of cash to shareowners in 2023.

Acquisition of Nymölla

On January 2, 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition. See Note 7 Acquisitions for further details.

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

The following table presents a comparison of Income from continuing operations before taxes to business segment operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,

In millions	2023	2022	2023	2022
Income From Continuing Operations Before Income Taxes	$70	$117	$211	$198
Interest (income) expense, net	12	17	19	34
Net special items expense (income) (b)	—	8	18	13
Business Segment Operating Profit (a)	$82	$142	$248	$245
Europe	$(11)	$17	$12	$19
Latin America	48	59	94	98
North America	45	66	142	128
Business Segment Operating Profit (a)	$82	$142	$248	$245

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
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter and one-time costs incurred in the prior year associated with the spin-off.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net Sales	$210	$135	$440	$252
Operating Profit	$(11)	$17	$12	$19

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Our Europe business segment net sales increased $75 million, compared to the same period in 2022, primarily due to net sales contributed by Nymölla, offset by lower volumes.

Europe operating profit was $28 million lower than the same period in 2022, driven primarily by higher planned maintenance outages ($21 million), higher unabsorbed fixed costs due to economic downtime ($7 million), lower volumes ($6 million), higher input costs, primarily for purchased fiber ($3 million) and lower sales prices and product mix ($1 million), which more than offset operating profit contributed by Nymölla ($8 million) and lower operating costs ($2 million).

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Our Europe business segment net sales increased $188 million, compared to the same period in 2022, primarily due to net sales contributed by Nymölla, decreased sales volumes and increased sales prices and mix.

Europe operating profit was $7 million lower than the same period in 2022, driven primarily by higher planned maintenance outages ($22 million), higher input costs, primarily for purchased fiber and chemicals ($12 million), higher unabsorbed fixed costs due to economic downtime ($10 million), lower volumes ($9 million) and slightly higher operating costs ($1 million), which more than offset operating profit contributed by Nymölla ($25 million) and higher sales prices and more favorable product mix ($22 million).

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net Sales	$250	$249	$472	$464
Operating Profit	$48	$59	$94	$98

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Our Latin America business segment net sales were consistent with the same period in 2022 as decreased sales volumes were offset by increased sales prices and mix.

Operating profit for Latin America was $11 million lower than the same period in 2022, due to higher input costs, primarily for purchased fiber and pulp ($14 million), higher planned maintenance outages ($5 million), lower volumes ($5 million), and higher operating costs ($2 million) which more than offset the benefits of increased sales prices and more favorable product mix ($15 million).

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Our Latin America business segment net sales increased $8 million, compared to the same period in 2022, primarily driven by an increase in the market price and mix of uncoated freesheet and pulp for both export and domestic markets in the first six months of 2023.

Operating profit for Latin America was $4 million lower than the same period in 2022, due to higher input costs, primarily for purchased fiber and pulp ($36 million), lower volumes ($17 million) and planned maintenance outages ($5 million), which more than offset the benefits of increased sales prices and more favorable product mix ($50 million) and lower operating costs ($4 million).

North America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net Sales	$474	$549	$979	$1,057
Operating Profit	$45	$66	$142	$128

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Our North America business segment net sales was $75 million lower, compared to the same period in 2022, as lower sales volumes ($109 million) were only partially offset by increased sales prices and product mix ($35 million).

Operating profit for North America was $21 million lower than the same period in 2022, primarily due to lower volumes ($35 million), higher unabsorbed fixed costs due to economic downtime ($21 million) and higher planned maintenance outages ($9 million), which more than offset the benefits of increased sales prices and product mix ($28 million), lower input costs ($13 million) and lower operating costs ($3 million).

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Our North America business segment net sales were $78 million lower, compared to the same period in 2022, as lower sales volumes ($177 million) were partially offset by increased sales prices and product mix ($105 million).

Operating profit for North America was $14 million higher than the same period in 2022, primarily due to increased sales prices and more favorable product mix ($98 million) and lower operating costs ($7 million) which more than offset lower volumes ($52 million), higher unabsorbed fixed costs due to economic downtime ($32 million), increased input costs ($6 million), primarily for purchased fiber and chemicals, and higher planned maintenance outages ($1 million).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net Income (Loss)	$49	$(59)	$146	$(33)
Less: Discontinued operations, net of taxes	—	(143)	—	(172)
Net Income From Continuing Operations	49	84	146	139
Income tax provision	21	33	65	59
Interest (income) expense, net	12	17	19	34
Depreciation, amortization and cost of timber harvested	34	32	69	63
Stock-based compensation	8	7	15	11
Transition service agreement expense	—	8	—	16
Net special items expense (income) (a)	—	8	18	13
Adjusted EBITDA (b)	$124	$189	$332	$335
Net Sales	$919	$912	$1,860	$1,733
Adjusted EBITDA Margin	13.5%	20.7%	17.8%	19.3%

(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter and one-time costs incurred in the prior year associated with the spin-off.
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
The following is a reconciliation of Cash provided by continuing operations to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Cash provided by operating activities from continuing operations	$77	$76	$140	$130
Adjustments:
Cash invested in capital projects	(44)	(37)	(105)	(59)
Free Cash Flow	$33	$39	$35	$71
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
Operating Activities

Cash provided by operating activities from continuing operations totaled $140 million for the six months ended June 30, 2023, compared with cash provided by operating activities from continuing operations of $130 million for the six months ended

June 30, 2022. The increase in cash provided by operating activities in 2023 relates primarily to higher net income offset by changes in working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $94 million for the six months ended June 30, 2023, compared with cash used for working capital components of $85 million for the six months ended June 30, 2022. The six months ended June 30, 2023 working capital components primarily reflect $91 million and $22 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $60 million and $147 million in cash used for our inventories and accounts payable and accrued liabilities balances, respectively. The six months ended June 30, 2022 working capital components primarily reflect $58 million, $33 million, and $31 million of cash used for our accounts and notes receivable, inventories, and accounts payable and accrued liabilities balances, respectively, offset by $37 million of cash provided by our other operating activities.
Investment Activities

The total cash used for investing activities from continuing operations for the six months ended June 30, 2023 increased from the six months ended June 30, 2022, primarily due to the purchase of the Nymölla mill and the increase in capital spending in the current year.

The following table shows capital spending by business segment:

	Six Months Ended June 30,
In millions	2023	2022
Europe	$19	$2
Latin America	51	21
North America	31	13
Corporate	4	23
Total	$105	$59

Capital spending primarily consists of purchases of machinery and equipment and reforestation costs related to our global mill operations.
Financing Activities

Cash used for financing activities from continuing operations for the six months ended June 30, 2023 primarily reflects the payments of $35 million, $30 million, $13 million, and $4 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F, and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $70 million, respectively. During the six months ended June 30, 2023 the Company also paid $21 million in dividends and repurchased $40 million of our shares pursuant to our share repurchase program. Cash used for financing activities from continuing operations for the six months ended June 30, 2022 primarily reflects the payments of $55 million, $20 million, and $7 million on our outstanding principal debt balances for Term Loan B, the Revolving Credit Facility, and Term Loan F, respectively.

Contractual Obligations

Our 2022 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2022 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the six months ended June 30, 2023, we have invested approximately $105 million, or 5.6% of net sales, in total capital expenditures. Over that period, we spent approximately $95 million, or 5.1% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $10 million, or 0.5% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $35 million to $40 million on high-return projects in 2023.
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
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2023.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Due to the timing of this acquisition, we have excluded this business from our evaluation of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting:

The Company is in the process of integrating the recently acquired Nymölla mill into the Company's internal control over financial reporting. As a result of these integration activities, certain controls being evaluated may be changed. Excluding the Nymölla acquisition, there were no changes in our internal control over financial reporting that occurred in the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2022 Form 10-K. There have been no material changes to the risk factors described in the 2022 Form 10-K. The risk factors in “Item 1A. Risk Factors,” in our 2022 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2023 - April 30, 2023	644	$46.26	—	$60
May 1, 2023 - May 31, 2023 (a)	277,152	$41.46	275,938	$49
June 1, 2023 - June 30, 2023 (a)	437,928	$42.39	437,899	$30
Total	715,724		713,837
(a) 1,887 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $30 million of shares during the three months ended June 30, 2023.

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

SYLVAMO CORPORATION

Date: August 9, 2023	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller