Form 10-Q
period 2023-09-30
Sylvamo Corp
filed 2023-11-09
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 3, 2023 was 41,553,680.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET SALES	$897	$968	$2,757	$2,701
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	665	687	2,055	1,965
Selling and administrative expenses	89	80	248	227
Depreciation, amortization and cost of timber harvested	36	30	105	94
Taxes other than payroll and income taxes	7	6	19	18
Interest (income) expense, net	9	18	28	52
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	91	147	302	345
Income tax provision	33	38	98	97
NET INCOME FROM CONTINUING OPERATIONS	58	109	204	248
Discontinued operations, net of taxes	—	(52)	—	(224)
NET INCOME (LOSS)	$58	$57	$204	$24
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.39	$2.47	$4.83	$5.62
Discontinued operations, net of taxes	—	(1.18)	—	(5.08)
Net earnings (loss)	$1.39	$1.29	$4.83	$0.54
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$1.37	$2.44	$4.77	$5.58
Discontinued operations, net of taxes	—	(1.16)	—	(5.04)
Net earnings (loss)	$1.37	$1.28	$4.77	$0.54
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$58	$57	$204	$24
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	—	—	(1)
Change in cumulative foreign currency translation adjustment	(46)	(57)	40	21
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $0, $2, $9 and $15)	3	7	21	40
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $3, $1, $9 and $6)	(7)	(2)	(21)	(12)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(50)	(52)	40	48
COMPREHENSIVE INCOME (LOSS)	$8	$5	$244	$72
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$194	$360
Restricted cash	60	—
Accounts and notes receivable, net	423	450
Contract assets	25	30
Inventories	456	364
Other current assets	28	39
Total Current Assets	1,186	1,243
Plants, Properties and Equipment, net	949	817
Forestlands	346	322
Goodwill	134	128
Right of Use Assets	39	35
Deferred Charges and Other Assets	131	165
TOTAL ASSETS	$2,785	$2,710
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$382	$453
Notes payable and current maturities of long-term debt	53	29
Accrued payroll and benefits	66	81
Other current liabilities	173	165
Total Current Liabilities	674	728
Long-Term Debt	946	1,003
Deferred Income Taxes	202	183
Other Liabilities	127	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.5 shares and 44.2 shares issued and 41.5 shares and 42.6 shares outstanding at September 30, 2023 and December 31, 2022, respectively	45	44
Paid-in capital	45	25
Retained earnings	2,185	2,029
Accumulated other comprehensive loss	(1,298)	(1,338)
	977	760
Less: Common stock held in treasury, at cost, 2.9 shares and 1.6 shares at September 30, 2023 and December 31, 2022, respectively	(141)	(82)
Total Equity	836	678
TOTAL LIABILITIES AND EQUITY	$2,785	$2,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income from continuing operations	$204	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	105	94
Deferred income tax provision (benefit), net	4	4
Stock-based compensation	21	16
Changes in operating assets and liabilities and other
Accounts and notes receivable	99	(81)
Inventories	(46)	(76)
Accounts payable and accrued liabilities	(122)	18
Other	72	53
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	337	276
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	20
CASH PROVIDED BY OPERATING ACTIVITIES	337	296
INVESTMENT ACTIVITIES
Invested in capital projects	(147)	(91)
Acquisition of business	(167)	—
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(314)	(91)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(5)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(314)	(96)
FINANCING ACTIVITIES
Dividends paid	(32)	(5)
Issuance of debt	443	—
Reduction of debt	(482)	(174)
Repurchases of common stock	(53)	—
Other	(7)	(2)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(131)	(181)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(131)	(182)
Effect of Exchange Rate Changes on Cash	2	27
Change in Cash Included in Assets Held for Sale	—	41
Change in Cash, Temporary Investments and Restricted Cash	(106)	4
Cash, Temporary Investments and Restricted Cash
Beginning of the period	360	159
End of the period	$254	$163
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

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
NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated and combined financial statements included in our 2022 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2023.

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

NOTE 3 REVENUE RECOGNITION
External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Europe
Uncoated Papers	$162	$103	$558	$305
Market Pulp	22	27	66	77
Europe	184	130	624	382
Latin America (a)
Uncoated Papers	225	235	626	631
Market Pulp	12	14	52	42
Latin America	237	249	678	673
North America
Uncoated Papers	464	569	1,413	1,582
Market Pulp	12	20	42	64
North America	476	589	1,455	1,646
Total	$897	$968	$2,757	$2,701
(a) Prior period amounts have been corrected to reflect market pulp sales.

Revenue Contract Balances
A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $5 million are included in “Other current liabilities” as of September 30, 2023. There were no contract liabilities included in “Other current liabilities” as of December 31, 2022.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and nine months ended September 30, 2023 and 2022 is provided below:

Three Months Ended September 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2023	45	$45	$39	$2,153	$(1,248)	$(127)	$862
Stock-based employee compensation	—	—	6	—	—	—	6
Share repurchases	—	—	—	—	—	(14)	(14)
Dividends ($0.60 per share)	—	—	—	(26)	—	—	(26)
Comprehensive income (loss)	—	—	—	58	(50)	—	8
Balance, September 30, 2023	45	$45	$45	$2,185	$(1,298)	$(141)	$836

Nine Months Ended September 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	1	1	20	—	—	(5)	16
Share repurchases	—	—	—	—	—	(54)	(54)
Dividends ($1.10 per share)	—	—	—	(48)	—	—	(48)
Comprehensive income (loss)	—	—	—	204	40	—	244
Balance, September 30, 2023	45	$45	$45	$2,185	$(1,298)	$(141)	$836

Three Months Ended September 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2022	44	$44	$14	$1,897	$(1,701)	$(2)	$252
Stock-based employee compensation	—	—	6	—	—	—	6
Dividends ($0.1125 per share)	—	—	—	(5)	—	—	(5)
Comprehensive income (loss)	—	—	—	57	(52)	—	5
Balance, September 30, 2022	44	$44	$20	$1,949	$(1,753)	$(2)	$258

Nine Months Ended September 30, 2022
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	182
Stock-based employee compensation	—	—	16	—	—	(2)	14
Dividends ($0.2250 per share)	—	—	—	(10)	—	—	(10)
Comprehensive income (loss)	—	—	—	24	48	—	72
Balance, September 30, 2022	44	$44	$20	$1,949	$(1,753)	$(2)	$258

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(76)	$(81)	$(76)	$(80)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(1)
Balance at end of period	(76)	(81)	(76)	(81)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,202)	(1,641)	(1,288)	(1,719)
Other comprehensive income (loss) before reclassifications	(46)	(57)	40	21
Balance at end of period	(1,248)	(1,698)	(1,248)	(1,698)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	30	21	26	(2)
Other comprehensive income (loss) before reclassifications	3	7	21	40
Amounts reclassified from accumulated other comprehensive income	(7)	(2)	(21)	(12)
Balance at end of period	26	26	26	26
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,298)	$(1,753)	$(1,298)	$(1,753)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Net income from continuing operations	$58	$109	$204	$248
Weighted average common shares outstanding	41.8	44.1	42.2	44.1
Effect of dilutive securities	0.6	0.5	0.6	0.4
Weighted average common shares outstanding - assuming dilution	42.4	44.6	42.8	44.5
Earnings per share from continuing operations - basic	$1.39	$2.47	$4.83	$5.62
Earnings per share from continuing operations - diluted	$1.37	$2.44	$4.77	$5.58
Anti-dilutive common shares (a)	0.3	0.2	0.3	0.2

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

Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition. The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

The following table summarizes the preliminary allocation of the purchase price to the fair value assigned to assets and liabilities acquired as of January 2, 2023:

In millions
Accounts receivable	$63
Inventory	67
Plants, properties and equipment	115
Other assets	2
Total assets acquired	247
Accounts payable	51
Other liabilities	29
Total liabilities assumed	80
Net assets acquired	$167

In connection with the allocation of fair value, inventories were written up by $9 million to their estimated fair value. During the first quarter of 2023, $9 million before taxes ($7 million after taxes) was expensed related to the impact of the step-up of acquired Nymölla inventory sold during the quarter.

Net sales of $88 million and $305 million and Income from continuing operations before income taxes of $4 million and $21 million from the acquired business are included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2023, respectively. Additionally, Selling and administrative expenses for the three and nine months ended September 30, 2023 include $3 million and $8 million in charges before taxes ($2 million and $6 million after taxes) for transaction costs associated with the acquisition, respectively.

On an unaudited pro forma basis, assuming the acquisition of the Nymölla mill had closed January 1, 2022, the condensed consolidated results would have reflected Net sales of $1.1 billion and $3.1 billion and Income from continuing operations before income taxes of $179 million and $406 million for the three and nine months ended September 30, 2022, respectively.

The 2022 pro forma information includes adjustments for non-recurring transaction costs associated with the acquisition of $8 million, and incremental expense of $9 million incurred related to the impact of the step-up of acquired Nymölla inventory sold during the first quarter.

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

In millions	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
NET SALES	$205	$518
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	165	425
Selling and administrative expenses	6	10
Depreciation, amortization and cost of timber harvested	—	4
Taxes other than payroll and income taxes	—	1
Impairment of business	78	302
Interest (income) expense, net	—	(3)
INCOME (LOSS) BEFORE INCOME TAXES	(44)	(221)
Income tax provision (benefit)	8	3
DISCONTINUED OPERATIONS, NET OF TAXES	$(52)	$(224)

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the condensed consolidated statement of cash flows:

In millions for the nine months ended September 30	2022
Cash Provided by Operating Activities	$20
Cash Provided by (Used for) Investment Activities (a)	$(5)

(a) Includes cash invested in capital projects of $5 million.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
Temporary Investments
Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $92 million and $80 million at September 30, 2023 and December 31, 2022, respectively.
Restricted Cash
Restricted cash of $60 million as of September 30, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 14 Long-Term Debt for further details.
The following table provides a reconciliation of cash, temporary investments and restricted cash in the condensed consolidated balance sheets to total cash, temporary investments and restricted cash in the condensed consolidated statements of cash flows:

In millions	September 30, 2023	December 31, 2022
Cash and temporary investments	$194	$360
Restricted cash	60	—
Total cash, temporary investments and restricted cash in the statements of cash flows	$254	$360

Accounts and Notes Receivable
Accounts and notes receivable, net, by classification were:

In millions	September 30, 2023	December 31, 2022
Accounts and notes receivable:
Trade	$403	$430
Notes and other	20	20
Total	$423	$450
The allowance for expected credit losses was $23 million and $20 million at September 30, 2023 and December 31, 2022, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2023	December 31, 2022
Raw materials	$61	$40
Finished paper and pulp products	269	226
Operating supplies	110	78
Other	16	20
Total	$456	$364
Plants, Properties and Equipment, Net
Accumulated depreciation was $3.7 billion and $3.6 billion at September 30, 2023 and December 31, 2022, respectively. Depreciation expense was $30 million and $25 million for the three months and $88 million and $77 million for the nine months ended September 30, 2023 and 2022, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $9 million and $36 million each at September 30, 2023 and December 31, 2022.

Other Liabilities and Costs

During the three and nine months ended September 30, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce, of which $3 million is included within Cost of products sold and $10 million is included within Selling and administrative expenses in our condensed consolidated statements of operations. Of these total costs, $2 million, $3 million and $8 million are related to our Europe, Latin America and North America business segments, respectively. These severance amounts are reflected in Other current liabilities in our condensed consolidated balance sheet and we expect substantially all of the severance-related liabilities to be paid in cash during 2024.

Interest

Interest payments of $54 million and $55 million were made during the nine months ended September 30, 2023 and 2022, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Interest expense (a)	$15	$21	$49	$59
Interest income (b)	(5)	(2)	(18)	(5)
Capitalized interest cost	(1)	(1)	(3)	(2)
Total	$9	$18	$28	$52
(a)    Interest expense for the nine months ended September 30, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the nine months ended September 30, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

At both September 30, 2023 and December 31, 2022, we had recorded liabilities of $26 million related to asset retirement obligations. These amounts are included in “Other liabilities.”
NOTE 10 LEASES
The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $16 million and $15 million for the three months and $49 million and $45 million for the nine months ended September 30, 2023 and 2022, respectively.
Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Right of use assets	$39	$35
Finance lease assets	Plants, properties, and equipment, net (a)	23	24
Total leased assets		$62	$59
Liabilities
Current
Operating	Other current liabilities	$17	$13
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	29	28
Finance	Long-term debt	14	14
Total lease liabilities		$63	$58
(a)Finance leases are recorded net of accumulated amortization of $14 million and $13 million as of September 30, 2023 and December 31, 2022, respectively.

NOTE 11 GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2023:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2022
Goodwill	$11	$118	$—	$129
Accumulated impairment losses	(1)	—	—	(1)
	$10	$118	$—	$128
Currency translation and other (a)	—	6	—	6
Balance as of September 30, 2023
Goodwill	11	124	—	135
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$124	$—	$134
(a)Represents the effects of foreign currency translations and reclassifications.
Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(50)	$6	$56	$(50)	$6
Other	7	(6)	1	7	(6)	1
Total	$63	$(56)	$7	$63	$(56)	$7
Amortization expense related to intangibles was immaterial for each of the three months and nine month periods ended September 30, 2023 and 2022, respectively.
NOTE 12 INCOME TAXES
An income tax provision of $33 million and $98 million was recorded for the three and nine months ended September 30, 2023, and the reported effective income tax rate from continuing operations was 36% and 33%, respectively. An income tax provision of $38 million and $97 million was recorded for the three and nine months ended September 30, 2022, and the reported effective income tax rate was 26% and 28%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $120 million in tax, and $418 million in interest, penalties and fees as of September 30, 2023 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the tax matters agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings
The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the condensed consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of September 30, 2023.

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

Additionally, in October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan is to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. In the fourth quarter of 2023, CETESB partially approved the pilot intervention plan and requested additional analysis. The Company is evaluating the additional analysis requested by CETESB.

As of September 30, 2023, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability, including the costs of executing certain elements of the proposed pilot intervention plan, because the further studies to be conducted and the remediation that may be required, both for the pilot intervention plan and for the ultimate intervention, will depend on CETESB’s approval of the pilot intervention plan, the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

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

NOTE 14 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	September 30, 2023	December 31, 2022
Term Loan F - due 2027 (a)	$477	$496
Term Loan A - due 2028 (b)	290	—
7.00% Senior Notes - due 2029 (c)	89	444
Securitization Program	117	75
Other	16	17
Less: current portion	(43)	(29)
Total	$946	$1,003

(a) As of September 30, 2023 and December 31, 2022, presented net of $4 million and $4 million in unamortized debt issuance costs, respectively.
(b) As of September 30, 2023, presented net of $3 million in unamortized debt issuance costs.
(c) As of September 30, 2023 and December 31, 2022, presented net of $1 million and $6 million in unamortized debt issuance costs, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of September 30, 2023, the Company had $10 million outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $419 million. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $426 million. The outstanding borrowings on the Revolving Credit Facility are recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

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

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarters ended September 30, 2023 and December 31, 2022 was 6.19% and 5.19%, respectively.

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

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 6.27% and 5.23% as of September 30, 2023 and December 31, 2022, respectively.

In connection with the Term Loan F, the Company was party to interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter, the Company received cash proceeds of $12 million from the unwind of the four interest rate swaps maturing in 2024 with a total notional amount of $200 million. In the third quarter, the Company received $19 million from the unwind of the four interest rate swaps maturing in 2026, with a total notional value of $200 million. The resulting gain from unwinds will be amortized over the original contract term of the swaps, of which one year is remaining for the swaps originally maturing in 2024 and three years is remaining for the swaps originally maturing in 2026. The related gain from all swap proceeds has been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet.

In the first quarter, the Company entered into four new interest rate swaps with various counterparties with a notional amount of $200 million, maturing in 2025. The interest rate swaps are designated as cash flow hedges, and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.72% to 3.75%.

During the second quarter, all outstanding interest rate swap agreements related to Term Loan F were amended to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform.

As of September 30, 2023 and December 31, 2022, the fair value of the interest rate swaps related to Term Loan F was an asset of $4 million and $30 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In connection with the issuance of Term Loan A, the Company entered into interest rate swaps with a current aggregate notional amount of $293 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of September 30, 2023, the fair value of these interest rate swaps resulted in an asset of $3 million, recorded within “Deferred charges and other assets.”

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

The limit on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute is $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00. However, limitations imposed on restricted payments are eliminated prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay the Company’s share of the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. As of September 30, 2023, the Company has deposited $60 million in an account subject to the control of the administrative agent. Therefore, our ability to make restricted payments under the credit agreement is governed by the provisions in the credit agreement in effect as if the Brazil Tax Dispute is settled, if at the time of any restricted payments we maintain $225 million of available liquidity.

As of September 30, 2023, we were in compliance with our debt covenants.
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the nine months ended September 30, 2023 and 2022 was immaterial.

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
NOTE 16 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of September 30, 2023, 2,812,160 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Total stock-based compensation expense (included in selling and administrative expense)	$6	$5	$21	$16
As of September 30, 2023, $21 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.
NOTE 17 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are differentiated on a geographic basis which is consistent with the internal structure used to manage these businesses.
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
Information By Business Segment
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Europe	$184	$130	$624	$382
Latin America	246	270	718	734
North America	476	589	1,455	1,646
Intersegment Sales	(9)	(21)	(40)	(61)
Net Sales	$897	$968	$2,757	$2,701
Business Segment Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Europe	$(14)	$19	$(2)	$38
Latin America	55	58	149	156
North America	75	98	217	226
Business Segment Operating Profit	$116	$175	$364	$420
Income from continuing operations before income taxes	$91	$147	$302	$345
Interest (income) expense, net	9	18	28	52
Net special items expense (income) (a)	16	10	34	23
Business Segment Operating Profit	$116	$175	$364	$420
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter, certain severance costs related to our salaried workforce and one-time costs incurred in the prior year associated with the spin-off.
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

Related Party Sales and Purchases
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to offtake agreements between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $462 million for the nine months ended September 30, 2022.

The Company purchases fiber pursuant to fiber purchase agreements between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $153 million for the nine months ended September 30, 2022.

The Company also purchases certain packaging materials from International Paper. These packaging purchases totaled $12 million for the nine months ended September 30, 2022.

Transition Services Agreement

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement for the nine months ended September 30, 2022 was $21 million. The Company is no longer receiving services under this agreement as of October 1, 2022.

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
EXECUTIVE SUMMARY

Third quarter 2023 net income from continuing operations was $58 million ($1.37 per diluted share) compared with $49 million ($1.14 per diluted share) for the second quarter. Net sales were $897 million in the current quarter compared with $919 million in the second quarter. Cash from operations was $197 million compared to $77 million in the prior quarter. Adjusted EBITDA was $158 million and our adjusted EBITDA margin was 17.6% compared to $124 million and margin of 13.5% in the second quarter. Free cash flow was $155 million compared to $33 million in the prior quarter.

Comparing our performance in the third quarter to the second quarter, price and mix decreased primarily due to lower paper prices in Europe and Latin American export markets, as well as lower global pulp prices. Volume was slightly favorable in Latin America and North America and stable in Europe. Operations and costs were flat, driven by better operating and supply chain results that were offset by higher unabsorbed fixed costs due to increased economic downtime. Additionally, we had no major planned outages in the third quarter. Input and transportation costs improved in the current quarter, driven by favorable fiber, chemical and transportation costs. During the third quarter, we initiated a cost reduction program to streamline our organization and cost structures. Before inflation, we are targeting run rate savings of at least $110 million by the end of 2024. Approximately two-thirds of the target will come from operational improvements in our mills and supply chains. The balance will consist of selling and administrative cost reductions, including the elimination of approximately 150 positions, or nearly 7% of our global salaried workforce.

Looking ahead to the fourth quarter of 2024, we expect price and mix to be unfavorable primarily reflecting prior paper price decreases in Europe and unfavorable geographical mix in Latin America and North America. Volume is expected to improve, reflecting seasonally stronger volume in Latin America, and the completion of destocking in Europe and North America. Operations and costs are expected to increase primarily due to higher seasonal operating costs in Europe and North America. We expect stable unabsorbed fixed costs as we continue to match supply to our customers demand and right-size our inventory levels. Planned maintenance outage expenses will be higher coming out of the third quarter, where we did not have any outages, as we have planned maintenance outages across all three of our business regions. Additionally, input and transportation costs are expected to increase due to seasonally higher energy costs.

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

The following table presents a comparison of Income from continuing operations before taxes to business segment operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2023	2022	2023	2022
Income From Continuing Operations Before Income Taxes	$91	$147	$302	$345
Interest (income) expense, net	9	18	28	52
Net special items expense (income) (b)	16	10	34	23
Business Segment Operating Profit (a)	$116	$175	$364	$420
Europe	$(14)	$19	$(2)	$38
Latin America	55	58	149	156
North America	75	98	217	226
Business Segment Operating Profit (a)	$116	$175	$364	$420

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
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter, certain severance costs related to our salaried workforce and one-time costs incurred in the prior year associated with the spin-off.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net Sales	$184	$130	$624	$382
Operating Profit	$(14)	$19	$(2)	$38

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Our Europe business segment net sales increased $54 million, compared to the same period in 2022, primarily due to net sales contributed by Nymölla ($88 million), which more than offset lower volumes ($5 million) and decreased sales prices and mix ($27 million).

Europe operating profit was $33 million lower than the same period in 2022, driven primarily by lower sales prices and product mix ($27 million), higher unabsorbed fixed costs due to economic downtime ($9 million), lower volumes ($1 million), slightly higher planned maintenance outages ($1 million) and higher operating costs ($6 million), which were partially offset by lower input costs, primarily for energy ($7 million) and operating profit contributed by Nymölla ($4 million).

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Our Europe business segment net sales increased $242 million, compared to the same period in 2022, primarily due to net sales contributed by Nymölla ($305 million), which more than offset decreased sales volumes ($51 million) and decreased sales prices and mix ($4 million).

Europe operating profit was $40 million lower than the same period in 2022, driven primarily by higher planned maintenance outages ($22 million), higher input costs, primarily for purchased fiber and chemicals ($5 million), higher unabsorbed fixed costs due to economic downtime ($20 million), lower volumes ($9 million), lower sales prices and mix ($5 million) and higher operating costs ($9 million) which more than offset operating profit contributed by Nymölla ($30 million).

Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net Sales	$246	$270	$718	$734
Operating Profit	$55	$58	$149	$156

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Our Latin America business segment net sales decreased $24 million, compared to the same period in 2022 due to decreased sales volumes ($14 million), as well as decreased sales prices and mix ($15 million).

Operating profit for Latin America was $3 million lower than the same period in 2022, due to lower sales prices and mix ($15 million) and lower volumes ($5 million), which more than offset the benefits of lower planned maintenance outages ($7 million), lower input costs, primarily for chemicals and pulp ($9 million) and slightly lower operating costs ($1 million).
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Our Latin America business segment net sales decreased $16 million, compared to the same period in 2022, primarily driven by lower sales volumes ($54 million) that were partially offset by increased sales prices and mix ($34 million).

Operating profit for Latin America was $7 million lower than the same period in 2022, as increased sales prices and more favorable product mix ($34 million), lower operating costs ($6 million) and lower planned maintenance outages ($2 million), were more than offset by higher input costs, primarily for purchased fiber and pulp ($27 million) and lower volumes ($22 million).

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net Sales	$476	$589	$1,455	$1,646
Operating Profit	$75	$98	$217	$226

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Our North America business segment net sales was $113 million lower, compared to the same period in 2022, due to lower sales volumes ($98 million), as well as decreased sales prices and product mix ($13 million).

Operating profit for North America was $23 million lower than the same period in 2022, primarily due to lower volumes ($33 million), higher unabsorbed fixed costs due to economic downtime ($29 million) and decreased sales price and mix ($13 million), which more than offset the benefits of lower planned maintenance outages ($1 million), lower input costs, primarily for energy and distribution costs, as well as purchased fiber ($51 million).

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Our North America business segment net sales were $191 million lower, compared to the same period in 2022, as lower sales volumes ($264 million) were partially offset by increased sales prices and product mix ($85 million).

Operating profit for North America was $9 million lower than the same period in 2022, primarily due to lower volumes ($85 million) and higher unabsorbed fixed costs due to economic downtime ($61 million), which more than offset the benefits of increased sales prices and more favorable product mix ($85 million), lower operating costs ($7 million) and decreased input costs, primarily for energy and distribution costs ($45 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net Income (Loss)	$58	$57	$204	$24
Less: Discontinued operations, net of taxes	—	(52)	—	(224)
Net Income From Continuing Operations	58	109	204	248
Income tax provision	33	38	98	97
Interest (income) expense, net	9	18	28	52
Depreciation, amortization and cost of timber harvested	36	30	105	94
Stock-based compensation	6	5	21	16
Transition service agreement expense	—	6	—	21
Net special items expense (income) (a)	16	10	34	23
Adjusted EBITDA (b)	$158	$216	$490	$551
Net Sales	$897	$968	$2,757	$2,701
Adjusted EBITDA Margin	17.6%	22.3%	17.8%	20.4%

(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include transaction costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter, certain severance costs related to our salaried workforce and one-time costs incurred in the prior year associated with the spin-off.
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
The following is a reconciliation of Cash provided by continuing operations to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Cash provided by operating activities from continuing operations	$197	$146	$337	$276
Adjustments:
Cash invested in capital projects	(42)	(32)	(147)	(91)
Free Cash Flow	$155	$114	$190	$185
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
Operating Activities

Cash provided by operating activities from continuing operations totaled $337 million for the nine months ended September 30, 2023, compared with cash provided by operating activities from continuing operations of $276 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities in 2023 relates primarily to changes in working capital.

Cash provided by working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $3 million for the nine months ended September 30, 2023, compared with cash used for working capital components of $86 million for the nine months ended September 30, 2022. The nine months ended September 30, 2023 working capital components primarily reflect $99 million and $72 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $46 million and $122 million in cash used for our inventories and accounts payable and accrued liabilities balances, respectively. The nine months ended September 30, 2022 working capital components primarily reflect $81 million and $76 million of cash used for our accounts and notes receivable and inventories, respectively, offset by $18 million and $53 million of cash provided by our accounts payable and accrued liabilities balances and other operating activities.
Investment Activities

The total cash used for investing activities from continuing operations for the nine months ended September 30, 2023 increased from the nine months ended September 30, 2022, primarily due to the purchase of the Nymölla mill and the increase in capital spending in the current year.

The following table shows capital spending by business segment:

	Nine Months Ended September 30,
In millions	2023	2022
Europe	$24	$4
Latin America	77	45
North America	42	20
Corporate	4	22
Total	$147	$91

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation costs in Latin America.
Financing Activities

Cash used for financing activities from continuing operations for the nine months ended September 30, 2023, primarily reflects the payments of $60 million, $34 million, $20 million, and $8 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility and AR Securitization of $300 million, $70 million and $70 million, respectively. During the nine months ended September 30, 2023, the Company also paid $32 million in dividends and repurchased $53 million of our shares pursuant to our share repurchase program. Cash used for financing activities from continuing operations for the nine months ended September 30, 2022, primarily reflects the payments of $140 million, $20 million and $10 million on our outstanding principal debt balances for Term Loan B, the Revolving Credit Facility and Term Loan F, respectively.

Contractual Obligations

Our 2022 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2022 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the nine months ended September 30, 2023, we have invested approximately $147 million, or 5.3% of net sales, in total capital expenditures. Over that period, we spent approximately $131 million, or 4.8% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $16 million, or 0.6% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend up to $35 million on high-return projects in 2023.
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
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2023.
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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Due to the timing of this acquisition, we have excluded this business from our evaluation of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting:

The Company is in the process of integrating the recently acquired Nymölla mill into the Company's internal control over financial reporting. As a result of these integration activities, certain controls may be changed. Excluding the Nymölla acquisition, there were no changes in our internal control over financial reporting that occurred in the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2023 - July 31, 2023	—	$—	—	$30
August 1, 2023 - August 31, 2023 (a)	76,816	$39.73	74,518	$27
September 1, 2023 - September 30, 2023	242,702	$41.57	242,702	$167
Total	319,518		317,220
(a) 2,298 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved an initial share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $167 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $13 million of shares during the three months ended September 30, 2023.

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

SYLVAMO CORPORATION

Date: November 9, 2023	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller