Form 10-K
period 2023-12-31
Sylvamo Corp
filed 2024-02-21
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,683,429,048 based on the closing price of a share of the common stock on the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 16, 2024 was 41,220,910.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SYLVAMO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

PART I.		1
ITEM 1.	BUSINESS.	1
	Our Company	1
	Competition	1
	Marketing and Distribution	1
	Description of Principal Products	1
	Raw Materials	2
	Human Capital	2
	Environmental and Other Regulations	4
	Sustainability Matters	6
	Available Information	8
	Forward-Looking Statements	8
ITEM 1A.	RISK FACTORS.	10
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	30
ITEM 1C.	CYBERSECURITY.	30
ITEM 2.	PROPERTIES.	32
	Forestlands	32
	Mills and Plants	32
	Capital Investments and Dispositions	32
ITEM 3.	LEGAL PROCEEDINGS.	33
ITEM 4.	MINE SAFETY DISCLOSURES.	33
PART II.		34
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY.	34
ITEM 6.	RESERVED.	35
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	36
	Executive Summary	36
	Results of Operations	37
	Description of Business Segments	37
	Business Segments Results	38
	Non-GAAP Financial Measures	40
	Liquidity and Capital Resources	41
	Critical Accounting Policies and Significant Accounting Estimates	43
	Recent Accounting Developments	45
	Foreign Currency Effects	45
	Market Risk	45
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	47
	Report of Management on Financial Statements, Internal Control Over Financial Reporting and Internal Control Environment and Board of Directors Oversight	47
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	49
	Consolidated and Combined Statements of Operations	53
	Consolidated and Combined Statements of Comprehensive Income (Loss)	54
	Consolidated Balance Sheets	55
	Consolidated and Combined Statements of Cash Flows	56
	Consolidated and Combined Statements of Changes in Equity	57
i

ii

PART I.

ITEM 1. BUSINESS

OUR COMPANY

Sylvamo Corporation (the “Company” or “Sylvamo”, which may also be referred to as “we” or “us”) is a global uncoated papers company with a broad portfolio of top-tier brands and low-cost, large-scale paper mills located in and serving the most attractive geographies, including Europe, Latin America and North America, which are our business segments. We produce uncoated freesheet (“UFS”) for paper products such as cutsize and offset paper, as well as market pulp. With roots going back to 1898, we have a long history of offering premium quality papers to meet the needs of our customers and end-users. Our mills predominantly rank in the lowest quartile on global and regional UFS cost curves, and we believe our low-cost operations enable us to serve our customers with the highest quality products at attractive margins. Our industry-leading brands, known for their long-standing reputation in their respective markets for product quality and performance, allow us to maintain our long-term relationships with top-tier customers throughout economic cycles. Our international reach and strong positioning across retail, merchant and e-commerce channels optimally positions us to meet the paper needs of our end-users around the world. This also provides geographical diversification of our revenue and profits. From 2021 to 2023, on average, we generated 44% of our revenues and 46% of our Business Segment Operating Profit in Europe and Latin America. Each region in which we operate exhibits different supply and demand characteristics. Both Latin America and North America have strong profitability for the uncoated paper industry relative to other geographies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results - Results of Operations for a definition of Business Segment Operating Profit.

During the second quarter of 2022, we committed to a plan to sell our Russian operations (which were sold on October 2, 2022). Our operations in Russia, which included a paper mill in Svetogorsk, Russia and long-term harvesting rights on 860,000 acres of government-owned forestland, represented approximately 15% of our total net sales and 10% of our long-lived assets for the year ended December 31, 2021. As this divestiture was a strategic shift away from the Russian markets, we have presented the historical operating results of the Russian operations as “discontinued operations” in all periods presented, as applicable (see Note 8 Divestiture and Impairment of Business to the Consolidated and Combined Financial Statements for additional discontinued operations information). As a result, the narrative discussion in this Item 1 relates only to our continuing operations, and all other financial results, disclosures and discussions of the Company’s continuing operations appearing elsewhere in this Annual Report on Form 10-K exclude our Russian operations, unless otherwise noted.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €157 million (approximately $167 million), subject to customary purchase price adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, chemicals, water and energy. Information about our sources and the availability to us of raw materials, particularly wood, the principal raw material from which our products are made, is included in Item 1A. Risk Factors - “Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations” and Item 7. Managements’s Discussion and Analysis of Financial Condition and Results of Operations.

HUMAN CAPITAL

In this Human Capital section and elsewhere in this Annual Report on Form 10-K, we refer in various contexts to our website and to reports, policies and other information published by us and on our website. The information on our website and in the referenced reports, policies and other information, and that is otherwise connected to our website, is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered part of this or any other report that we file with or furnish to the SEC.

Employees

Sylvamo’s capabilities and potential are delivered through our dedicated, talented and diverse workforce, which we believe is among the best in the industry. We employ over 6,500 people globally, with 25%, 47% and 28% of our workforce located primarily in 14 countries in Europe, Latin America and North America, respectively. A portion of our workforce is represented by unions in Brazil, France, Sweden and, in the United States, at our mill in Ticonderoga, New York. We believe that our relationships with our unions are constructive.

We strive to be the employer of choice. To attract, retain and develop talented and diverse employees that reflect our diverse communities and customers, we work to foster a safe and inclusive workplace where all employees feel safe, welcomed, valued, engaged, fairly compensated and have opportunities for professional development.

Health and Safety

The health and safety of our employees, contractors and visitors to our facilities are paramount. We strive to design and operate injury-free workplaces for our employees and everyone who enters our facilities. As responsible stewards of people and their communities, we have emphasized safety at our Company and strictly complied with national regulations such as, in the United States, the Occupational Safety and Health Administration’s regulations. Based on our safety record and our comparison of it against publicly available industry safety information, we are an industry-leading company in employee safety.

We track our safety record and report it annually in our Environmental, Social and Governance Report (“ESG Report”). This information is available at sylvamo.com.

We take precautions to protect the health and safety of our employees and comply with applicable government requirements and safety guidance in the three regions where we operate. Our “People Before Paper” program, introduced in 2022, includes ongoing communications, training and leadership emphasis throughout the organization on putting people’s safety before operations, always. As part of such program, we developed a Safety Leadership Training Program rolled out in 2023 to train our leaders in how and why people may act in unsafe ways and how to be a leader in reducing this risk. Our program also promotes increasing safety, especially in the manufacturing setting, by emphasizing focus on one safe task a time. It further emphasizes mental health and overall well-being as important to increasing safety. We frequently communicate and emphasize to employees the importance of, and have provided opportunities for them to enhance, their physical and mental health and well-being.

Notwithstanding our efforts to ensure a safe workplace and support the physical and mental health of our employees, we cannot guarantee that our efforts will always be successful. Success is subject to risks and uncertainties, both known and unknown, including risks noted in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K, including Risk Factors – “A public health crisis could have a material adverse effect on our business, financial condition and results of operations.” A failure to keep our employees and others safe on our premises could disrupt our operations and cause us reputational harm.

Attraction and Retention of Employees and Labor Supply

Our talent strategy focuses on attracting and retaining the best employee talent from the diverse backgrounds of the communities where we operate. To that end, we aim to foster for employees an inclusive and diverse work culture, provide competitive compensation and benefits, reward performance, provide professional development opportunities, promote employee health and well-being, and encourage engagement by showing our employees that we value their engagement with us and in their communities.

To provide our employees globally competitive and fair compensation and benefits, we periodically review, adjust and align our compensation practices with best practices around the material elements of our compensation structure.

Our employee recruiting includes developing and recruiting new talent from diverse backgrounds through college recruiting efforts. For example, in the United States and Brazil, we have programs that include internships and trainee programs to attract college hires, with a special focus on preparing early career engineers and safety professionals to be future leaders at our Company.

We have launched Employee Assistance Programs globally, because our employees’ health and well-being is a top priority.

We support, encourage and provide our employees with opportunities to be engaged at Sylvamo and in the communities where they work and live. We communicate to our employees the value we place on employee engagement.

We develop the capabilities of our employees through our continuous learning, development and performance management programs. We invest in their growth and development by providing a multi-dimensional approach to learning. This approach includes various learning journeys to help employees grow personally and professionally and advance within our organization, including for specific positions, for specific development targets, and for development of competencies and our Company culture. These learning resources are intended to provide employees with the skills they need to achieve their career goals, build management skills and be leaders within our Company.

Our hiring and retention efforts are challenged by a competitive labor market, particularly for labor with the high level of the various skills needed in our industry, particularly at our mills, which makes our cost of labor high compared to industries that require less skilled labor. We have not experienced any material shortage of labor, but if the labor supply were to further contract substantially in any of the regions where we operate, including if a public health crisis resulted in restrictions on in-person interactions imposed by governmental authorities or were to lead to more people exiting the labor market – similar to what happened in connection with the COVID-19 pandemic – it could impede our ability to attract and retain employee talent and further increase our cost of labor. For more information regarding our risks relating to challenges in the labor market or a public health crisis, see Item 1A. Risk Factors, particularly – “Our business and business prospects could be materially adversely affected if we fail to attract and retain senior management and other key employees.”

In 2023, we implemented “Project Horizon” to streamline our organization and reduce costs. We streamlined our organization based upon an evaluation of needs at all levels of the organization, eliminating a number of salaried positions and reorganizing job responsibilities. This will result in a leaner, stronger organization and cost savings. We do not believe that there are any material risks arising from the changes to our workforce made as part of Project Horizon.

Inclusion and Diversity

As part of our effort to attract and retain exceptional employee talent, we show our employees that we value having an inclusive workforce of diverse backgrounds, reflecting the communities where we are located. We believe that a workforce where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions, and where all employees feel welcome and valued, facilitates achieving organizational results, differentiates us in the competition for talent and drives innovation. As we compete for talent, our commitment to a diverse and inclusive workplace supports our employer of choice objective, as prospective employees and candidates may consider a company’s commitment to diversity and inclusion in deciding whether to apply for and accept jobs. Similarly, an employee’s choice to stay with an organization may be influenced by the organization’s commitment to those same attributes.

We want to give every employee equal opportunity and celebrate the different perspectives and talents that each of us brings to Sylvamo. Our Code of Conduct sets forth the actions and behaviors that we expect of our employees and reflects our core values, including conduct that promotes inclusion and diversity. Among other things, our Code of Conduct provides that our employee leaders will form inclusive teams reflecting our diverse global communities, build and sustain a work environment that embraces individuality and collaboration, respect differences and treat everyone fairly, demonstrate that all viewpoints matter, and provide equal opportunity for employee professional development and growth. We believe that embedding these values in our Code of Conduct stresses their importance at Sylvamo.

Our senior management team is internationally diverse with global experience, hailing from all of the geographies in which we operate — Europe, Latin America and North America. We have in place the following 2030 goals as we continue to hire top talent with diverse backgrounds and experience that reflect the communities in which we live and work:

• 30% overall women representation
• 35% women in leadership positions
• 25% minority representation in North America and other regional representation targets.

These percentages are directional goals to which we aspire to better reflect the communities in which we live and work and to be the employer of choice for our employees and potential employees. We report 2022 progress on our 2030 goals in our 2022 ESG Report at Sylvamo.com, and will report on 2023 progress in our 2023 ESG Report. We believe that we can achieve these goals by operating inclusively, embracing diversity, seeking large pools of candidates for positions, providing equal opportunity to all talent, and reducing barriers, but we cannot guarantee that we will achieve them. Our ability to achieve them is subject to risks and uncertainties both known and unknown, including many of the risks noted in Item 1A. Risk Factors.

We have an active Sylvamo team headed by our Manager of Organizational Development, Inclusion and Diversity, that, with the support of our senior leadership, refines our Company’s inclusion and diversity (“I&D”) strategy and governance model. Additionally, a broad-based team of employees, our Global I&D Council, further develops our I&D strategy and helps identify and implement means for our strategy to succeed. The Global I&D Council’s members include a range of employees at various levels of leadership, including our Senior Vice President – Operational Excellence and several Company vice presidents, who are from the regions where we operate and are of diverse races, genders and cultural backgrounds. In 2023, the efforts of the I&D team and Global I&D Council resulted in initiatives that included training and communications intended to help broaden employee perspectives and reduce biases, fostering employee mentoring and networking, and facilitating for employees the means to identify and leverage opportunities for growth and advancement. We also continued the meetings and activities of our employee inclusion networks that we started in 2022, “Women in Operations” and “Women in Leadership”. The networks provide opportunities for participating employees to share perspectives, provide and receive support and mentoring, and enhance inclusivity. All initiatives and employee inclusion networks are voluntary and open to all employees.

We expect that our Global I&D Council, regional I&D councils, employee inclusion networks and other I&D initiatives will create strong, diverse leaders who will serve as role models for other employees. Our senior leadership and board of directors strongly support our I&D initiatives, progress against which they are kept aware by periodic reports from management. The Management Development and Compensation Committee is the committee of our board of directors responsible for oversight of I&D matters.
ENVIRONMENTAL AND OTHER REGULATIONS

Sylvamo is subject to a wide range of general and industry-specific laws and regulations that are complex and changing in the regions, countries, states and other jurisdictions where we operate. They include, but are not limited to, laws pertaining to: environmental, health and safety; climate change; tax; privacy and data security; antitrust; product liability; intellectual property ownership and infringement; labor and employment; anti-corruption; import, export and trade; and foreign exchange controls and foreign ownership and investment. In addition, new laws or regulations affecting our facilities are routinely passed or proposed.

Environmental and Climate Change Regulation

Current or proposed environmental laws (by “laws,” we also mean regulations and other governmental rules) include those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations, and health and safety matters. Compliance with these laws in all jurisdictions where we operate, therefore, is a significant factor in the operation of our business and may result in capital expenditures as well as additional operating costs. For example, our United States mills are in compliance with the U.S. Environmental Protection Agency’s (“EPA”) maximum achievable control technology (“MACT”)

standards that require owners of specified pulp and paper process equipment and boilers to meet air emissions standards for certain substances. However, as required by the Clean Air Act, the EPA will conduct a Risk and Technology Review (“RTR”) after the application of the MACT standards to determine if the standard was protective enough for human health. It is possible that such review could result in future MACT and RTR regulations that necessitate our making future capital project expenditures to comply with such regulations.

Many environmental and health and safety laws provide for substantial fines or penalties and other civil and criminal sanctions for failure to comply. Certain environmental laws provide for strict liability and, under certain circumstances, joint and several liability for investigation and remediation of the release of hazardous substances into the environment. We are committed to controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, both as an environmental steward and to maintain our compliance with applicable laws. However, we may encounter situations in which our operations failed to maintain full compliance with applicable requirements, or we may learn that previous owners of our property released substances in violation of environmental laws, possibly leading to civil or criminal fines, fees, penalties or enforcement actions against us. These could include governmental or judicial orders that stop or interrupt our operations or that require us to take corrective measures at substantial costs, such as installation of additional pollution control equipment or environmental remediation. See Item 1A. Risk Factors – “We are subject to extensive environmental laws and regulations and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.” We remain committed to compliance with all applicable environmental laws and to protecting the environment.

Also, laws addressing climate change may have a material impact on us. The Paris Agreement, an international treaty on climate change, went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing greenhouse gas (“GHG”) emissions. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net zero global GHG emissions. To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System ("EU ETS"). Our Saillat mill is directly subject to regulation under Phase III, and our Nymölla mill is subject to regulation under Phase IV, of the EU ETS. The EU ETS may in the future have a material impact on us depending on, among other factors, how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

In the United States, the EPA manages regulations to: (i) control GHG emissions from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units ("EGUs"); (iii) control emissions from new oil and gas processing operations; and (iv) require reporting of GHG emissions from sources of GHG emissions greater than 25,000 tons per year. Several U.S. states have enacted or are considering legal measures to require the reduction of GHG emissions by companies and public utilities. These federal and state regulations have not had a material impact on us. We monitor proposed programs, but it is unclear what impacts, if any, future GHG rules would have on our operations. Although not required by current regulations, we aim to reduce our Scope 1, 2 and 3 GHG emissions by 35% and define a pathway to net zero emissions by 2030 against a 2019 baseline, although we cannot provide assurance that we will be successful in these efforts.

Furthermore, governments may enact additional laws to protect the environment and address climate change, which could expose us to the costs of additional compliance and the risks of potential noncompliance. Environmental and climate change regulation continues to evolve in the various countries and U.S. states where we do business. For example, some U.S. states in which we have manufacturing operations, including New York, are taking measures to reduce GHG emissions, such as by developing a cap-and-trade program. While it is likely that governmental action and legislation regarding environmental protection and climate change (including GHG emissions) will continue or increase in the future, it is not possible to predict what additional laws relating to environmental protection and climate change may be implemented, which countries, U.S. states or other jurisdictions may adopt such laws, or the extent to which such laws may impact our business; nor is it possible to predict how existing or future laws will be administered or interpreted. In addition to possible direct impacts, such as our costs of compliance and risk of penalties and corrective measures in the event of violations, future laws could impact us indirectly, such as causing us higher prices for transportation, energy and other inputs, as well as generating more protracted air permitting processes, and causing delays and higher costs to implement capital projects.

As regulators and investors have been increasingly focused on climate change and other sustainability issues, we have been, or may, become subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (“CSRD”), and EU sustainability reporting standards are being developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives. Such reporting will apply not only to local operations in the EU, but under certain circumstances, to entire global companies that have EU operations. The CSRD will not apply to us in calendar year 2024, but we will need to comply with it in the future and are assessing our obligations under the CSRD. Also, the SEC has proposed, and the State of California has adopted, new climate change disclosure rules. The SEC announced proposed rules in March 2021 that are not yet final or in effect. Reporting in compliance with the CSRD, the California rules and, if adopted, the SEC rules, may require significant resources, time and attention from our management.

We have procedures in place to stay informed about developments concerning possible new legislation and laws in the countries where we operate. We regularly assess whether such legislation or laws may have a material effect on us, our operations and financial condition.

In 2023, we spent approximately $1.9 million on capital projects in the aggregate for our mills in the three regions where we operate to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. We expect to spend approximately $4.8 million in 2024 and $9.5 million in 2025 on regulatory projects.

Other Regulation

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

Our global operations subject us to complex and evolving privacy and information security laws and regulations such as the EU General Data Protection Regulation, Brazil's Lei Geral de Proteçāo de Dados Pessoais, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. These laws require us to comply with a range of obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations. We identify various risks associated with privacy and information security laws and regulations in Item 1A. Risk Factors – “We are subject to information technology risks, including risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.”

Our operations around the world are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

For further information about the regulatory risks of our business, see Item 1A. Risk Factors – “Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.”

SUSTAINABILITY MATTERS

Sylvamo remains committed to operating responsibly and sustainably, and incorporates this into our strategies and everyday processes as we seek to seize opportunities, address risks and create long-term value for our shareholders. Our commitment to sustainability spans our value chain, from the safety of our employees, to the responsible sourcing of raw materials, to using renewable energy and ensuring the recyclability of our products. Our commitment is part of our Code of Conduct and it requires us to operate as responsible stewards for our communities and the environment. We believe that operating in this manner creates healthy communities, enhances our competitive position with our customers, increases our desirability as an investment and helps engender employee pride in the Company, helping us achieve our vision to be the world’s paper company: the employer, supplier and investment of choice.

To show how we pursue our responsibility to sustain safety at our facilities, protect the environment, promote I&D and employee well-being, and invest in the communities where we live and work, in July 2023 we issued our first ESG Report since becoming a standalone public company in late 2021. We also launched a new sustainability hub on our website, sylvamo.com, to share sustainability news, certifications, in-depth data and more.

Our 2022 ESG Report (available at sylvamo.com/us/en/sustainability) illustrates our 2022 contributions to the circular, low-carbon economy, while improving people’s lives where we do business through our I&D efforts and actions supporting our communities. It reflects our intent to operate as a sustainable company that generates profits for our shareholders, protects the environment and improves people’s lives. In the 2022 ESG Report, we report our sustainability initiatives and progress made on those initiatives. We plan to report on sustainability initiatives and our progress for 2023 in our 2023 ESG Report to be published in 2024. We cannot guarantee that we will achieve the goals described in the ESG Report and in this Annual Report on Form 10-K, including our 2030 goals, and our ability to achieve them is subject to risks and uncertainties both known and unknown, including various risks noted in Item 1A. Risk Factors and elsewhere herein.

Sustainable Sourcing and Forest Management

Sylvamo recognizes the environmental, social and economic values of forested landscapes. We seek to play an active role in preventing deforestation and forest degradation, promoting and increasing the use of responsibly managed forests, and meeting market demand for sustainably certified products, through our efforts described below.

In addition to our Code of Conduct, our Environmental, Health, Safety and Sustainability Policy sets forth the principles we follow to ensure the health and safety of all employees, contractors and visitors, improve our environmental impact and our stewardship of natural resources. Our Global Fiber Procurement Policy sets forth requirements for the wood we accept, including requirements intended to protect the environment and rights of indigenous peoples and local communities. Our Third Party Code of Conduct requires the parties with which we do business to comply with all laws and encourages them to reduce their impact on the environment. We make these policies available on our website and provide more information about them in our 2022 ESG Report.

Our operations strive to incorporate responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. For example, we promote healthy and productive forest ecosystems by committing to source 100% of our fiber from sustainably managed forests and aiming to conserve, enhance or restore 250,000 acres of ecologically significant forestland globally by 2030. Towards this goal, in 2023 we continued to invest in reforestation in the Atlantic Forest region of Brazil through joint efforts with international and local organizations.

We maintain longstanding partnerships with several of the world’s largest and most respected environmental and conservation organizations to restore and protect forests and advance the understanding of the role of forests as natural climate solutions, including the Arbor Day Foundation, the Nature Conservancy, the World Wildlife Fund and various local environmental organizations in the communities where we live and work. We also help our suppliers with their efforts to develop actions that improve forest management and fiber procurement practices. We believe that these strategic informal partnerships are essential to achieve the scale necessary for positive long-term impact and to develop sustainable solutions that address critical regional and global forestry issues.

We support and use third-party certification of sustainable forest management through forest certification and chain-of-custody systems, and work to continue to meet our customer’s demand for certified-fiber products. Sylvamo follows these credible certification systems: Forest Stewardship Council® (FSC®), the Sustainable Forestry Initiative® (SFI®), and the Programme for the Endorsement of Forest Certification (PEFC). Based on the latest figures available, we source more than half of our wood from forests certified under these programs.

Reduction of Water Usage

Sylvamo is working to reduce our water usage by an incremental 25% compared to a 2019 baseline. Our efforts to accomplish this goal in 2023 included an intensive water engineering study at one of our mills to identify water saving projects. We intend to update our progress reducing water usage at least annually on our Company website or in our ESG Reports.

Climate Change and Reduction of GHG Emissions

Sylvamo recognizes that the climate is changing. Because carbon dioxide and methane trap higher amounts of heat in the atmosphere than many other atmospheric gasses and remain in the atmosphere for years, we believe that it is prudent to reduce those emissions. Sylvamo seeks to reduce its GHG emissions, by working to reduce our Scope 1, 2 and 3 emissions as noted

above, and advancing a lower-carbon economy by designing 100% reusable, recyclable or compostable papers that people depend on for education, communication and entertainment.

Consistent with the Paris Agreement, we are working to define a pathway to net zero GHG emissions and seek to achieve an incremental 35% reduction in our mills’ Scope 1, 2 and 3 GHG emissions by 2030, as compared against a 2019 baseline. We submitted our greenhouse gas emissions reduction targets to Science Based Targets Initiative (SBTi) for validation, which we received in April 2023. Our progress reducing Scope 1, 2 and 3 GHG emissions is updated at least annually on our Company website or our ESG Report.

In 2022, the most recent year for which we have data, Sylvamo’s mills generated more than 80% of the energy used in the mills from carbon-neutral biomass residuals, which minimizes the use of fossil fuels that our company would otherwise use in its operations. An example of our leadership in the use of renewable energy is our mill in Saillat, France, which was the first French mill to obtain EU Ecolabel certification for copy and graphic papers, and has been PEFC certified and FSC chain of custody certified for approximately 20 years and 14 years, respectively. Saillat implements rigorous sustainable practices. All of its wood comes from controlled sources, and it is 85% energy self-sufficient. Saillat and its partner, Dalkia, a French energy company, were selected by the French Ministry of Ecological Transition to promote renewable energy and reduce GHG emissions. Under this program, Saillat and Dalkia will implement an additional bark boiler and a new turbine generator to produce 25 mega-watts of green electricity for a 20-year fixed price, reducing Saillat’s energy costs and consumption of fossil fuels. In 2023, we acquired a mill in Nymölla, Sweden, which has EU Ecolabel and Nordic Swan Ecolabel certification.

Sylvamo participates in the Carbon Disclosure Project (“CDP”) questionnaires concerning climate change, forests and water, to quantify and provide transparency on our environmental practices and progress. Additionally, we align our sustainability reporting in our ESG Report with the Global Reporting Initiative and the Task Force On Climate Related Financial Disclosures (“TCFD”) frameworks.

The long-term effects of climate change on the global economy, our industry and us are unclear, especially in view of the political significance and uncertainty around regulatory actions proposed or being taken to address climate change. Changes in climate where we, our customers and our suppliers operate could have an adverse impact on our business, results of operations, and financial condition, as could regulatory actions to address climate change. More information about risks related to climate change and climate change regulation is available in Item 1A. Risk Factors – “We are subject to physical, financial and reputational risks associated with climate change, including global, regional and local weather conditions, as well as the potential impact of increasing regulatory and investor focus on climate change.”

Management and Board Oversight

Sylvamo has a dedicated sustainability team of employees led by our Chief Sustainability Officer (“CSO”). The team develops strategy and initiatives intended to protect the environment and improve the lives of those we interact with while creating profit for shareholders. We also have an Environmental, Social and Governance (“ESG”) Steering Team, a cross functional group of senior employee leaders that works with our CSO. The ESG Steering Team is responsible for advising, setting and supporting the implementation of our sustainability strategy. Our CSO regularly reports to the Nominating and Corporate Governance Committee of our board of directors, which is responsible for oversight of sustainability matters, including oversight of climate-related matters.
AVAILABLE INFORMATION

Sylvamo’s internet address is www.sylavamo.com. We make available, free of charge, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnish it to, the SEC.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic and political conditions, including the impact of wars and other conflicts in Ukraine and the Middle East; physical, financial and reputational risks associated with climate change; public health crises that could have impacts similar to those experienced as a result of the COVID-19 pandemic; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; reduced demand for our products due to industry-wide declines in demand for paper, the cyclical nature of the paper industry or competition from other businesses; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches; extensive environmental laws and regulations, as well as tax and other laws, in the United States, Brazil and other jurisdictions to which we are subject, including our compliance costs and risk of violations and liability; our reliance on a small number of customers; a failure by us to attract and retain senior management and other key and skilled employees; loss of our commercial agreements with International Paper; our indebtedness having a material adverse effect on our financial condition, or our inability to generate sufficient cash to service our indebtedness; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

ITEM 1A. RISK FACTORS

Sylvamo faces risks in the normal course of business and through global, regional and local events. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, including in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1C. Cybersecurity, the following are some important risk factors that we face. The occurrence of any of the following risk factors, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could in turn cause the emergence or exacerbate the effect of others.

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

•physical, financial and reputational risks associated with climate change;

•public health crises that could have impacts similar to those experienced as a result of the COVID-19 pandemic;

•increases in the cost or availability of raw materials and energy needed to manufacture our products;

•reduced truck, rail and ocean freight availability;

•industry-wide decline in demand for paper and related products;

•the cyclical nature of the paper industry, resulting in fluctuations in paper product prices and demand;

•competition from other businesses and consolidation within the paper industry;

•material disruptions at one or more of our manufacturing facilities;

•information technology risks, including risk of cybersecurity breaches;

•extensive laws, regulations and government requirements, including those related to the environment and climate change, including costs of compliance and any liabilities under such laws;

•our reliance on a small number of significant customers;

•our failure to attract and retain senior management and other key employees;

•a significant write-down of our goodwill or other intangible assets;

•failure to achieve expected investment returns on pension plan assets or other factors affecting the plans’ funded level;

•labor disputes;

•inability to achieve expected benefits from strategic corporate actions;

•inability to protect our intellectual property and other proprietary rights;

•the loss of commercial agreements with International Paper;

•our short history as a standalone public company;

•the failure of the transactions in connection with our spin-off from International Paper to qualify for non-recognition treatment for U.S. federal income tax purposes;

•the satisfaction of indemnification obligations between us and International Paper;

•federal and state fraudulent transfer laws and New York and Delaware corporate law which may permit a court to void the transactions that separated us from International Paper;

•our indebtedness having a material adverse effect on our financial condition, or our inability to generate sufficient cash to service our indebtedness;

•future offerings of debt or equity securities senior to our common stock, depressing its price;

•if we do not continue to declare dividends, repurchase shares of our common stock or otherwise return capital to shareholders, shareholders must rely on appreciation in our stock’s value for investment returns;

•future issuances of equity, diluting our outstanding common stock;

•a shareholder’s sale of a substantial number of shares of our common stock, causing its price to decline;

•actions of activist shareholders that cause us to incur costs and adversely affect our stock price; and

•provisions in our certificate of incorporation and bylaws that could hinder a change in control of our company, cause a reduction in the price of our stock and limit the forum for actions against, and the liability of, our directors and officers.

RISKS RELATING TO OUR BUSINESS

Risks Relating to Economic Conditions and Other External Factors

Our operations and performance depend significantly on global and regional economic and political conditions, and adverse economic or political conditions can materially adversely affect our business, financial condition, results of operations and cash flows.

We operate in three primary regions, each of which contributes significantly to our financial performance: Europe, Latin America and North America. Five of the seven mills that we own are located outside the United States: three in Brazil, one in France and one in Sweden (acquired in January 2023). We sold our Russian operations in 2022. Deterioration of business conditions, economic conditions or geopolitical events in any one of the regions where we operate could have a material adverse effect on our business, financial condition and results of operations. Examples of conditions that could adversely affect us are deterioration of trade relations affecting one or more of the regions where we operate, general economic instability, or civil unrest, political conflict or military conflict; for example, spread of the war in Ukraine to other countries in Europe, spread of the Israel – Hamas war further in the Middle East, and increased disruption to transportation networks due to attacks by the Houthis in and near the Red Sea. The impact on us of these wars and conflicts has been limited and not material, but their potential to spread and, if they spread, the unpredictability of their impacts are risks for our business.

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

Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over our company, could also have a material adverse effect on our results of operations and business prospects in the regions where we operate. For example, our mills in Brazil have historically benefited from policies favoring domestic producers. We cannot guarantee that any such policies will continue or that we will continue to benefit from existing or future policies, nor can we guarantee that we will not be harmed by future policies. Likewise, disruption in existing trade agreements or increased trade friction between countries, which can result in tariffs, anti-dumping and countervailing duties, could have a material adverse effect on our business and results of operations by restricting the free flow of goods and services across borders.

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

We are subject to physical, financial and reputational risks associated with climate change, including the impact of global, regional and local weather conditions, the availability of wood fiber, water and fuel, and the impact of increasing regulatory and investor focus on climate change.

Climate change has the potential to cause disruptions to our business, financial condition and results of operations. Increases in global average temperatures caused by increased concentrations of carbon dioxide and other GHGs in the atmosphere could cause significant changes in weather patterns, including changes to precipitation patterns and growing seasons. An increase in global temperature could also lead to an increase in the frequency and severity of extreme weather events and other natural disasters, such as hurricanes, tornados, hailstorms, fire, floods, snow and ice storms. Our operations and the operations of our suppliers are subject to changes in global, regional and local weather patterns. These types of events could have multiple adverse impacts on our business, including, without limitation:

•Severe weather events or other natural disasters, which may be caused by climate change, occurring at any of our locations could cause heavy damage to or destruction of one or more of our valuable assets; for example, one of our mills or our Brazilian forestland.

•The productivity of forests, the frequency and severity of wildfires, heavy rain or drought, the distribution and abundance of species, and the spread of disease or insect epidemics, may adversely affect timber production and harvesting, including on the forestlands that we own or manage in Brazil which have been producing yields of mature virgin fiber that are not optimal (see “ – Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations,”) thus reducing the availability to us of, or reducing the density and quality of, the virgin fiber upon which we rely to manufacture our products. This could significantly increase our costs of manufacturing our products and delay or interrupt our manufacturing operations.

•A steady supply of significant volumes of water are necessary to the manufacturing operations at our mills, and weather events interrupting such supply may slow or interrupt our mill operations.

•Our manufacturing operations rely significantly on a steady supply of energy, and fuel is critical to the transport to us of inputs and the distribution by us of our products. The transition to a lower-carbon economy could increase the price of energy needed to manufacture our products, the transportation components of our input costs and costs of delivering products.

•Unpredictable weather patterns or extended periods of severe weather also may result in supply chain disruptions, increased material costs and delays or stoppage of operations.

•Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning, but we cannot guarantee that our disaster preparedness and business continuity planning would adequately mitigate such impacts.

•The introduction of a carbon tax or government mandates to reduce GHG emissions, and more stringent or complex environmental and other permitting requirements, could result in costs to meet such requirements and other additional costs of compliance.

•There is no assurance that we can recover, through increased prices, any increased costs to us of fiber, energy, other materials, manufacturing stoppages or delays, regulatory compliance, or any other factor related to climate change, and if we were to pass these costs on to customers, it may reduce demand for our products.

•There has been an increased focus, including from investors, customers, regulators and other stakeholders regarding climate change, which have resulted or may result in more prescriptive reporting requirements with respect to climate change-related topics, including, recently, reporting requirements adopted in California and the European Union and reporting requirements proposed by the SEC, as well as increased expectation and pressure to voluntarily disclose such topics, all of which increase compliance costs.

•We have established and publicly disclosed targets related to certain sustainability matters, including our 2030 goal to reduce Scope 1, 2 and 3 GHG emissions. Our sustainability targets are subject to assumptions, risks and uncertainties, many of which are outside our control. If we cannot meet these targets by 2030, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, our reputation could be harmed.

We are assessing our climate-related risks and determining the best strategies to address any identified risks.

As a result of any or all of these climate-related risks, climate change could, directly or indirectly, have a material adverse effect on our business, financial condition and results of operations.

Additional discussion of environmental regulatory risk is included in – “We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations” and Item 1. Business – Environmental and Other Regulations.

A public health crisis could have a material adverse effect on our business, financial condition and results of operations.

If a public health crisis were to result in the imposition of governmental restrictions on the general public or on business activities to prevent viral spread, or were to cause widespread illness among our or our customers’ or suppliers’ employees – such as occurred during the COVID-19 pandemic – it could, in turn, have a material adverse effect on our business, financial condition and results of operations. For example, a global resurgence of severe COVID infection or another public health crisis could reduce demand for our paper as a result of school and business closures and increased remote work among the general public, disrupt operations at our mills due to employee attrition, illness, quarantines, government actions or other restrictions, and cause labor shortages, supply chain disruptions and inflation that constrain our operations and increase our costs to operate. The extent of any future impact of any public health crisis is mostly outside of our control and will depend on various factors, including the severity of outbreaks and viral strains, the availability and effectiveness of treatments and vaccines, the extent and duration of its adverse effect on economic conditions, consumer confidence, discretionary spending and preferences, labor and healthcare costs and unemployment rates.

Risks Relating to Our Industry, the Products We Offer and Product Distribution

Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, caustic soda, starch and water) and energy sources (principally biomass, natural gas, electricity and fuel oil) to manufacture our products. Our profitability has been, and will continue to be, affected by changes in the cost and availability of the raw materials and energy sources we use. In 2023, global volatility in the costs of raw materials and energy, and labor as well, directly and indirectly caused unpredictability in our costs of materials (including raw materials such as wood fiber and other materials such as chemicals) and energy. Any future inflation in the costs of raw materials and energy is not within our control and could increase our costs of production. Any future shortages are also not within our control and could increase our costs and slow or stop our production.

The market price of virgin wood fiber varies based upon demand, availability, source, and the costs of labor and the fuels used in harvesting and transporting the fiber. The cost and availability of wood fiber can also be affected by weather, climate variations, natural disasters, general logging conditions, geography, human activity and regulatory activity. For example, our mills in Brazil and Sweden experienced increases in the cost of virgin wood fiber in 2023. In Brazil, the increase was due to weather-related and other circumstances, including that the number of healthy trees reaching maturity on Brazilian forestlands that we own or manage were, and continue to be, insufficient for us to optimize the use of fiber from them in our Brazilian operations. We thus increased the amount of virgin wood fiber that we procured from more expensive third party sources. At our Nymölla, Sweden mill, the increased wood fiber costs were primarily due to a shortage of wood fiber in the region and exchange rate fluctuations.

Regulatory activity has the potential to decrease the supply of wood fiber available to our operations. For example, carbon sequestration regulations limiting the availability of forestlands for harvest could increase our cost of wood fiber and potentially create shortages having an impact on our operations.

In Europe, there is a heightened level of sensitivity in the pricing and availability of raw materials and energy from the geopolitical conflicts in Europe, the Middle East and Red Sea. We cannot predict whether these geopolitical conflicts will cause future increases in the costs of raw materials and energy for our mills, particularly our mills in Sweden and France.

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

We rely on third parties to transport materials to us used in our operations and to deliver our products to our customers, including transport by third party rail, trucks and ships. If any of these providers fail to deliver materials to us in a timely manner, we may experience delays in our ability to manufacture our products and be unable to meet customer demand. If any of our transportation providers fail to deliver our products to customers in a timely manner, it may result in additional costs to us in order to remedy the untimely delivery. Further, reduced availability of transportation causes inflationary pressure on the prices charged by our transportation providers, increasing our costs of production and delivery to customers. If any of our transportation providers were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Any of the circumstances described in this paragraph may result in lost sales, increased supply chain costs and damage to our reputation, and have a material adverse effect on our business, financial condition and results of operations.

In 2023, we did not experience significant supply chain disruptions, and freight rates normalized. However, by the end of 2023, the attacks by the Houthis on and near the Red Sea brought instability to the region, which if continued in 2024 could cause instability in ocean freight costs, as well as an imbalance in the distribution of ships and containers across regions of the world. We cannot predict whether these events would occur or if they would cause us to experience disruptions in our supply chain, increases in our transportation costs or difficulty supplying our customers.

The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on the sale of paper products, an industry that has experienced, and is expected to continue experiencing, a decline in demand, which could put pressure on our future revenue, profit margin and growth opportunities. The global demand for uncoated freesheet (“UFS”) decreased at 2.5% CAGR from 2017 to 2023 (which includes the COVID-19 pandemic’s atypical impact in 2020 of a 10.2% decline year-over-year), based on third party RISI industry data reporting as of December 2023. This secular decline in demand is due in large part to competing technologies and materials, including the increased use of e-mail and other electronic forms of communication, increased and permanent product substitution, including less print advertising, more electronic billing, more e-

commerce, fewer catalogs and a reduced volume of mail. The secular decline in demand historically has had a material adverse effect on our business, financial condition and results of operations. As the use of these alternatives continue to grow, demand for paper products is likely to decline further, which could have a further material adverse effect on our business, financial condition and results of operations.

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

The overall levels of demand for the paper products that we manufacture, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions, competition, including from electronic substitution, and other factors described above in “—The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition and results of operations.”

Industry supply of paper products is also subject to fluctuation, as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or entire mills or convert them to different products to offset a decline in demand. Any such closures by us would result in significant cash and non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. As a result, prices for our paper products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to our products depends on managing our cost structure, particularly wood fiber, chemicals, transportation and energy costs, which represent the largest components of our operating costs and can fluctuate based upon factors beyond our control. If the prices or demand for our paper products decline, or if wood fiber, chemicals, transportation or energy costs increase, or both, our business, financial condition and results of operations could be materially adversely affected. See “—Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations.”

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

• disruption in the supply of raw materials, including wood fiber, or other manufacturing inputs;

• information system disruptions or failures due to any number of causes, including cyber-attacks;

• domestic and international laws and regulations applicable to our business and our business partners around the world;

• unscheduled maintenance outages;

• prolonged power failures;

• an equipment failure or damage to any of our paper-making equipment;

• a chemical spill or release of pollutants or hazardous substances;

• explosion of or damage to a boiler or other equipment;

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

We frequently make capital investments to improve our operations. These capital expenditures could result in increased fixed costs or large one-time capital expenditures, which could negatively affect our profitability. Capital expenditures for expansion or replacement of existing facilities or equipment or to comply with future changes in environmental laws and regulations may be substantial. Our expected capital expenditures are discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures. We cannot guarantee that key pieces of equipment in our various manufacturing facilities will not need to be repaired or replaced or that we will not incur significant additional costs associated with environmental compliance. The costs of repairing or replacing such equipment and the associated downtime of the affected production line could have a material adverse effect on our business, financial condition and results of operations. If for any reason we are unable to provide for our operating needs, capital expenditures, and other cash requirements on economically favorable terms, we could experience a material adverse effect on our business, financial condition and results of operations.

We are subject to information technology risks, including risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third-party verification, our information technology systems could become subject to employee error or malfeasance, cyber-attacks, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events.

Also, third parties with which we do business are potential sources of cybersecurity risks. For example, we outsource certain information technology functions that allow access to our information technology systems, which could lead to a compromise of our systems or the introduction of vulnerable or malicious code, resulting in security breaches adversely affecting us or our customers. While many of our agreements with third parties include indemnification provisions, we may not be able to recover sufficiently, or at all, under these provisions to adequately offset any losses we may incur from third-party cyber incidents.

Although in 2023 we did not experience any significant breaches of our information technology systems from cybersecurity attacks, we cannot be certain that the security measures we maintain to protect our information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism or security breaches from known or future cyber-attacks. We expect cyber-attacks to continue to increase in sophistication and frequency for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies such as artificial intelligence, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. If a cyber-attack against us successfully resulted in network, system, application or data breaches, it could cause us harm, including, but not limited to, interruption of our systems’ availability, cyber criminals’ misuse of our applications, our inability to access applications required for our operations (such that we may be delayed or unable to source materials, manufacture and ship finished goods and account for orders and deliveries), theft of our intellectual property and trade secrets, inappropriate disclosure of confidential company, employee, customer and vendor information, including disclosures in violation of laws, including privacy laws, and our contractual obligations. The loss to us could be significant, including financial losses resulting from remediating damages to our systems, loss from our inability to operate or delays in our operations, lost sales, negative publicity, litigation and government penalties. As a result, such incidents could have a material adverse effect on our business, financial condition and results of operations.

We have processes and controls in place to prevent, detect, respond to and mitigate potential cybersecurity breaches and we maintain insurance against damages from cybersecurity breaches. Nonetheless, there is no guarantee that we will not experience significant cybersecurity breaches or that our insurance for cyber-attacks will fully cover all resulting losses.

For additional pertinent information, see Item 1C. Cybersecurity.

We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.

We are subject to extensive environmental laws and regulations in Europe, Latin America and North America. Environmental laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards, including those intended to address climate change, including climate change-related regulatory risk, discussed at “— We are subject to physical, financial and reputational risks associated with climate change, including the impact of global, regional and local weather conditions, the availability of wood fiber, water and fuel, and the impact of increasing regulatory and investor focus on climate change” and Item 1. Business - Sustainability Matters - Climate Change and Regulation of GHG’s. We anticipate continued or increased regulatory activity at the local, state, federal and international levels regarding environmental matters and environmental public policies that have an impact on our manufacturing operations. Compliance with regulations that implement new, more stringent requirements or new public policy could require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.

We have incurred, and expect that we will continue to incur, significant costs complying with applicable environmental laws and regulations. Our environmental expenditures include, among others, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. See Note 13 Commitments and Contingent Liabilities to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional information on environmental matters.

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

In addition, as the owner and operator of real property, we may be liable under environmental laws for investigation, cleanup, closure and other costs and damages resulting from the presence and release of hazardous substances on or from our properties or operations, including properties that we no longer own or operate. For example, at our Mogi Guaçu mill in Brazil, we are working with environmental regulators to determine the work necessary to address historic contamination on areas that we own near the mill. See Note 13 Commitments and Contingent Liabilities to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional information. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, our liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our or third-party sites may result in significant additional costs. Any material liability we incur could preclude us from making capital expenditures that would otherwise benefit our business and have a material adverse effect on our business, financial condition and results of operations.

The European Union’s Deforestation Regulation (the “EUDR”), which generally becomes effective on December 30, 2024, will require companies trading in wood, cattle, cocoa, coffee, oil palm, rubber and soya, as well as products derived from these commodities such as paper, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation or breaches of local laws in order to sell such products in the European Union market. The EUDR, and other current or proposed regulations in the European Union and elsewhere, are likely to increase our compliance costs, could depress sales in such markets if our products are not in compliance by applicable effective dates, and could result in fines and penalties or reputational harm if we do not fully comply.

Several Canadian provinces, most countries in Europe, and some states in the United States have adopted, and more countries and U.S. states may adopt, extended producer responsibility, or “EPR,” laws. EPR laws assign producers of the materials covered by the laws some financial responsibility for the end-of-life management of those materials within the adopting jurisdiction. These laws can apply to various types of materials, and some of them apply to packaging and paper products. California, for example, has enacted an EPR law that covers single-use packaging, and Colorado has adopted an EPR law that covers paper and packaging. EPR laws can result in fees imposed on the Company to manage the end-of-life cost of the Company’s paper (when our paper is covered by the law) or the packaging materials (when those packaging materials are covered). They also may cause us to pay higher prices for the packaging and other materials that we purchase from suppliers subject to EPR laws, who may pass through to their customers some of their increased costs resulting from such laws.

Any future remediation requirements, and our compliance with existing and new laws and requirements, could require significant expenditures, and there is no assurance that our existing reserves for specific matters will be adequate to cover our future costs. We also could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, investigation, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

For information about risks related to climate-change, environmental laws, regulations and governmental requirements, see Item 1. Business – Environmental and Other Regulations.

Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations.

In addition to environmental laws and regulations, as discussed immediately above and in Item 1 Business – Environmental and Other Regulations, our operations are subject to regulation under a wide variety of other laws, regulations and government requirements in Europe, Latin America and North America, including those relating to health and safety, labor and employment, data privacy, taxes, competition, trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs.

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

For example, the Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of Sylvamo (the “Brazil Tax Dispute”). Sylvamo Brasil’s assessments for the tax years 2007-2015 total approximately $119 million in tax and $274 million in interest, penalties and fees (adjusted for variation in currency exchange rates and a recent law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. We are appealing this tax litigation in the Brazilian federal courts. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brasil to resolve the Brazil Tax Dispute for less than the assessed amount. There is no assurance that any such amnesty program will be enacted or that we will participate. Pursuant to a tax matters agreement between Sylvamo and International Paper, Sylvamo’s payments for any such liability are capped at 40% of the first $300 million of any final settlement amount (up to $120 million). All decisions concerning the conduct of the litigation related to the Brazil Tax Dispute, including as to strategy, settlement, pursuit, abandonment and participation in any tax amnesty program, are and will continue to be made by International Paper. Sylvamo will thus have no control over any decision related to the ongoing litigation. As legally required by the Brazilian federal court, Sylvamo Brasil has provided surety bonds in connection with the Brazil Tax Dispute. International Paper has agreed to indemnify the provider of the surety bonds during the pendency of the appeal in the Brazilian federal court. If Sylvamo Brasil were unable to renew the surety bonds upon their expiration, or if Sylvamo Brasil were unable to provide additional surety bonds as and when required by the Brazilian federal court, Sylvamo Brasil could be required to post acceptable collateral in order to continue the litigation which additional collateral International Paper has agreed to provide on behalf of Sylvamo Brasil. If the indemnity provided by International Paper does not allow Sylvamo Brasil to secure a surety bond or International Paper is unable to provide acceptable collateral and we are not able to continue our appeals, or if the Brazil Tax Dispute is resolved unfavorably, the tax and related costs could have a material adverse effect on our business, financial condition and results of operations. Any resolution of the Brazil Tax Dispute through the Brazilian courts could take an additional six to nine years.

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

We rely heavily on a small number of significant customers, and if we were to lose one or more of such customers, it could have a material adverse effect on our sales and profitability. For example, our top ten customers represent approximately 35% of our net sales, including one customer that represents approximately 14% of our net sales; see Note 17 Financial Information by Business Segment and Geographic Area to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K. In particular, because our business operates in a highly competitive industry, we regularly bid for new business or for renewal of existing business. Generally, our customers are not contractually required to purchase any minimum amount of products. Should our customers purchase products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, consolidation among our customers could result in changes to the purchasing habits and volumes among our customers and could affect our relationship with our customers. If one of our competitors’ customers acquires any of our customers, we could lose that business. Additionally, as our customers become larger and more concentrated, they could exert pricing pressure on all suppliers, including us. As a result, we could be forced to reduce the prices of our products. The loss or reduction of business from our larger customers, or the renewal of business on less favorable terms, could have a material adverse effect on our business, financial condition and results of operations.

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

Also, as our workforce at our mills ages and retires, we will lose operators and other members of our skilled workforce with 30+ years’ experience, and many of the employees replacing them will have much less tenure. This is due to a large extent on workforce preferences; that is, employee interest in manufacturing jobs with shifts covering 24 hours, seven days per week, has declined, and employees also are more open now to voluntarily leaving their positions and having multiple employers over their career than has historically been the case in our industry. Our training programs are tailored to accelerate training, but it is difficult to replace the number of years of experience our retiring operators and skilled workforce possessed. The situation is exacerbated by tight labor markets where our mills are located. Hybrid work options are also creating challenges to motivate and retain employees. The market for labor at all levels of experience and seniority, including for people with the specialized technical and trade experience needed for manufacturing operations, was competitive in 2023 and remains competitive. All of these factors drive up our cost of labor and, further, there is no guarantee that we will be able to attract and retain the skilled employees needed to successfully operate our business in the future.

Additionally, we could experience labor shortages if a public health crisis were to affect the supply of labor or ability of employees to work (see “—A public health crisis could have a material adverse effect on our business, financial condition and results of operations”) or if our relationships with our employees represented by unions were to deteriorate (see “—We could experience disruptions in operations and increased labor costs due to labor disputes”).

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

We review our goodwill balance for impairment at least once a year using the qualitative assessment and, when necessary, the quantitative goodwill impairment test allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors could cause our goodwill and other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge could have a material adverse effect on our financial condition and results of operations.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates or plan demographics, could adversely impact our cash flows, business, financial condition and results of operations.

We sponsor various defined benefit pension plans. The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for our domestic defined benefit pension plan is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at our discretion. As of December 31, 2023, the Sylvamo United Kingdom (“U.K.”) pension plan was fully funded, and the Sylvamo United States pension plan was 94% funded. We may need to make future contributions to reduce any underfunding and, with respect to the U.K. pension plan, we have agreed with U.K. regulators to contribute to the plan approximately $4 million per year through 2029 to enhance the plan’s self-sufficiency. There can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse market conditions and declining interest rates, we may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or increases in life expectancy assumptions, may also increase the costs and funding requirements of the obligations related to the company’s pension plans. An increase in costs or funding requirements could adversely impact our cash flows, business, financial condition and results of operations.

We could experience disruptions in operations and increased labor costs due to labor disputes.

A portion of our workforce is represented by unions and operate under various collective bargaining agreements, including that some of our employees are represented by six unions in Brazil, three unions in France and four unions in Sweden (at our newly acquired Nymölla mill), and the hourly employees at our mill in Ticonderoga, New York, are represented by one union with two branches. We must negotiate to renew or extend any union contracts near or upon their expiration. We may not be able to successfully negotiate new agreements without work stoppages or labor difficulties in the future or renegotiate them on favorable terms. If we are unable to successfully or favorably renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, this could have a material and adverse effect on our business, financial condition and results of operations.

We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions that we may pursue.

We may pursue strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions, such as our acquisition in January 2023 of a paper mill in Nymölla, Sweden. We may not achieve the expected benefits associated with any such transactions in which we engage. Failure to achieve the expected benefits of a transaction could require us to record an impairment charge for goodwill, other intangible assets or fixed assets. Among the benefits we would expect from potential acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place higher strategic value on such assets than we do. Corporate transactions of this nature which we may pursue involve a number of special risks, including our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the integration of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.

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

Risks Related To Our Separation in October 2021 From International Paper And Short History As a Standalone Company

We rely on certain commercial agreements with our former parent company, International Paper, whereby a substantial amount of our production in the United States is outsourced, and the loss of such agreements or the inability to recoup the fixed costs of such agreements, could have an adverse effect on our business, financial condition and results of operations.

In connection with our separation from International Paper on October 1, 2021, we and International Paper entered into agreements that govern certain commercial relationships following the separation, including related to the supply and purchase of certain raw materials and finished products and licenses of certain intellectual property and technology. For example, we are party to offtake agreements related to International Paper’s Georgetown, South Carolina, and Riverdale, Alabama, mills, which provide us with UFS products important to our business. International Paper has had the right to terminate the offtake agreement related to the Georgetown mill since January 1, 2023, and the right to terminate the offtake agreement related to the Riverdale mill since January 1, 2024, in each case on six months’ notice, and termination of these agreements could significantly reduce our UFS production capacity in the United States. Such rights have not been exercised as of the date of this Annual Report on Form 10-K. Also, we believe that the Georgetown and Riverdale mills, as paper mills, are subject to the same or similar economic, external, industry and operational risks that our own mills face (as described in these “Risk Factors”). The expiration or termination of one or more of our commercial agreements with International Paper, or the inability of its Georgetown or Riverdale mill to produce our products at a reasonable cost to us or at all, could have an adverse effect on our business, financial condition and results of operations if we are unable to acquire or sell the raw materials or finished products to third parties on similar terms or at all.

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

We have been a standalone company for less than three full years, and our historical financial information may not be indicative of our future results.

We have operated as a separate, stand-alone public company since our spin-off from International Paper on October 1, 2021. Our historical financial information in this Annual Report on Form 10-K that includes periods prior to the fourth quarter of 2021 reflects allocations for services historically provided by International Paper, and these allocated costs are different from the actual costs we incur for these services as a separate company. In some instances, the costs incurred for these services may be higher than the share of total International Paper expenses allocated to our business historically. The historical financial information that predates the spin-off also does not reflect the increased costs associated with being a separate, public company, including changes in our cost structure, personnel needs, financing and operations of our business as a separate public company. Thus, the historical financial information in this Annual Report on Form 10-K, including for periods prior to the fourth quarter of 2021, may not reflect what our results of operations and financial position would have been had we been a separate, public company during such periods or be indicative of what our results of operations and financial position may be in the future.

If the distribution of shares of Sylvamo and certain related transactions in connection with our separation from International Paper were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then International Paper, Sylvamo and International Paper’s shareholders may be subject to significant U.S. federal income taxes.

International Paper received a private letter ruling from the U.S. Internal Revenue Service (the “IRS”), and an opinion of a nationally recognized tax counsel, regarding certain aspects of our separation from International Paper, the distribution of shares of Sylvamo and certain related transactions, confirming that such transactions are generally tax-free for U.S. federal income tax purposes to International Paper, Sylvamo and International Paper shareholders. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. If any of the representations or covenants relied upon for the tax opinion or the private letter ruling are or become inaccurate, are incomplete or are not complied with by International Paper, Sylvamo or any of their respective subsidiaries, the private letter ruling or tax opinion may be invalid in whole or in part, and the conclusions reached therein could be jeopardized.

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

Satisfaction of indemnification obligations to International Paper could have a material adverse effect on our financial condition and results of operations.

Pursuant to the distribution and separation agreement, tax matters agreement and certain other agreements we entered into with International Paper in connection with our separation from International Paper, International Paper agreed to indemnify us for certain liabilities, and we agreed to indemnify International Paper for certain liabilities. Payments that we may be required to make under our indemnity of International Paper are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the tax matters agreement.

We may also incur significant costs related to environmental liabilities that may arise at our mills, or other sites that were not owned by International Paper at the time of separation but were primarily operated or used by International Paper’s former printing papers business.

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

Risks Relating To Our Indebtedness

Our indebtedness could have a material adverse effect on our financial condition.

As of December 31, 2023, we have a $450 million cash flow-based revolving credit facility, a $269 million term loan “A” maturing in 2028, a $475 million term loan “F” maturing in 2027, $90 million of senior notes due 2029 that are outstanding, and a $120 million accounts receivable finance facility maturing in 2025. As of December 31, 2023, the aggregate principal amount of all of our outstanding debt was approximately $950 million. Our level of debt and its maturity dates could have important consequences to our shareholders, including:

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

• increasing our effective tax rate;

• exposing us to the risk of increased interest rates to the extent that our borrowings are at variable rates of interest or upon incurring new debt at maturity at new interest rates;

• limiting our ability to deduct the full amount of the interest payments on any debt from our taxable income;

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

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control, including those discussed under “—Risks Related to Our Business.” We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, which would trigger default under the credit agreement, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

The agreements governing our indebtedness contain restrictive covenants that limit our ability to conduct our business, including our ability to dispose of assets and the use of the proceeds from those dispositions, require that we use the proceeds from any future incurrence of debt or issuance of equity to repay existing indebtedness and limit our ability to incur additional indebtedness. We may not be able to consummate dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.

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

Since 2022, we have paid quarterly dividends and have been opportunistically repurchasing shares of our common stock. Our continued declaration and payment of quarterly dividends, continued repurchases of shares, and institution of any other return of cash to our shareholders, including payment of any special dividends, will nonetheless be at the discretion of our board of directors and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, covenants contained within agreements governing our indebtedness, contractual restrictions with respect to payment of dividends and the repurchase of shares, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As of December 31, 2023, we have repurchased $150 million of the total $300 million authorized thus far by our board of directors for repurchases of our common stock. Any repurchases in excess of the remaining amount authorized for repurchases would require further authorization by our board of directors.

Additionally, the agreements governing our indebtedness limit the amount of “restricted payments,” including dividends and share repurchases, that we are permitted to make while our indebtedness remains outstanding, and these limitations are greater until the Brazil Tax Dispute (as defined in this Annual Report on Form 10-K) is resolved, unless we meet certain liquidity conditions and/or deposit a certain level of funds into a controlled account. In September 2023, we deposited $60 million into a controlled account that resulted in the waiver of these limitations for as long as the funds remain in the account. For more information about the Brazil Tax Dispute and the terms of our indebtedness, see “ – Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition and results of operations,” and Note 14 Long-Term Debt and Note 12 Income Taxes to the Consolidated and Combined Financial Statements included in Item 8 in this Annual Report on Form 10-K. There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock in the future. Therefore, the success of an investment in shares of our common stock may in the future depend only upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate or even maintain their value.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales (or the possibility that these sales may occur), or speculation that a holder of a large number of shares of our common stock intends to sell its shares, could reduce the market price of our common stock. As of February 16, 2024, we have 41.2 million shares of our common stock outstanding, of which approximately 6.3 million are subject to certain restrictions on transfer imposed by contract or the U.S. federal securities laws.

We may be subject to the actions of activist shareholders, which could cause us to incur substantial costs, divert management's attention and resources, and adversely affect our business and stock price.

We may be the subject of increased activity by activist shareholders. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plans. If faced with an activist shareholder in the future, we may not be able or willing to respond to the activist shareholder’s requests, which could result in a proxy contest and disrupt our operations. Activist campaigns could create perceived uncertainties as to the future direction of the Company or its leadership and strategic plans and may also result in the loss of potential business opportunities, harm our ability to attract qualified personnel and business partners and cause us to incur additional legal, financial advisory and other costs. Activist shareholder activity, or the mere presence of an activist shareholder among our investor base, could adversely impact the market price for our common stock or cause periods of significant price volatility.

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

Additionally, as permitted by Delaware law, we intend to ask our shareholders to approve amending our certificate of incorporation to include provisions similar to those described above eliminating, in certain circumstances, our officers’ personal liability for monetary damages resulting from breaches of fiduciary duty.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

Our overall cybersecurity strategy is to:

•Cultivate a security-embedded organization and culture within the Company
•Extend security from technology throughout the Company’s organization, practices and processes (we call this our cybersecurity mesh)
•Evolve our cyber resiliency.

To that end, we have robust cybersecurity risk management processes that include technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and services and management oversight to assess, monitor, identify, detect and manage risks from cybersecurity threats, and to respond to, conduct forensic analysis of, escalate appropriately and report cybersecurity incidents. We proactively obtain intelligence about potential cybersecurity threats, hunt for cybersecurity threats and consistently work to enhance our cybersecurity operations.

We have adopted cybersecurity control principles based on the National Institute of Standards and Technology Cybersecurity Framework (NIST), the Center for Internet Security (CIS) and ISO 27001. Further, our cybersecurity controls are designed to comply with applicable laws concerning protection of private information, including the EU General Data Protection Regulation (GDPR), Brazil’s Lei General de Proteção de Dados Pessoais (LGPD) and the California Consumer Privacy Act of 2018 (CCPA).

In developing and implementing measures to assess, identify and manage cybersecurity risk, our approach is to evaluate the possible operational and financial effects of those measures and take that information into consideration in conducting a risk-based analysis of the appropriate cybersecurity protections for the Company. We strive to protect the Company with cost-effective, efficient and non-disruptive measures, while robustly protecting the Company against cybersecurity threats.

Our cybersecurity protections include physical, administrative and technical safeguards that cover both our information systems (also referred to herein as “information technology” or “IT” systems) and the people with access to our IT systems. We develop, maintain, test and periodically update detailed plans and procedures that are designed to help us prevent, and if necessary, timely and effectively respond to, cybersecurity incidents, which provide for the appropriate Company personnel and management to be involved depending on the type and severity of the incident.

Our IT systems architecture is embedded with cybersecurity features. We utilize a range of third-party software providing layers of defense against cyberattacks, and we have employees and consultants whose jobs are to continually assess and reduce the potential attack surface, to monitor, detect and respond in near real time to incidents to minimize damage, and to enhance the security environment and scale with business needs as they evolve. We conduct continuous monitoring of our potential cybersecurity vulnerabilities and attack vectors.

Our IT systems are accessible by our employees and certain third parties as necessary and appropriate to perform services for or otherwise do business with us. We strictly limit access to our IT systems, including that we use authentication controls and conduct real-time monitoring of access.

We address the cybersecurity threat risk posed by employees and third parties with access to our IT systems, including that we integrate cybersecurity risk management into the culture of our organization by: maintaining policies addressing various aspects of security necessary to protect our IT assets and data; requiring cybersecurity awareness and training programs for persons with access to our IT systems to build their cybersecurity skills and knowledge; consistent messaging to our employees (including from our top leadership) of the importance of managing cybersecurity risk, participating in our cybersecurity training and following our cybersecurity policies; and routinely testing responses by our employees to mock efforts to breach our cybersecurity protections.

We partner with and build relationships with third parties who have access to our IT systems to support an overall ecosystem around cybersecurity that we believe helps reduce third party cybersecurity risk affecting our level of cybersecurity risk. We assess cybersecurity risk from our suppliers and service providers and have in place oversight processes to identify and manage such risks. Those processes are cross-functional and form part of our enterprise risk management program, and they are supported by our security, compliance and sourcing organizations. We require suppliers and service providers identified as potential cybersecurity risks to adopt security-control principles based on NIST or similar global standards, and our form contracts for them include provisions drafted to reduce the cybersecurity risk that they may pose for us. We obtain various Service Organization Control 1 and 2 reports from third parties relating to physical security, information security, account administration, transactional processing and reconciliation, client reporting and layers of electronic security controls. Notwithstanding our cybersecurity controls that cover third parties, because it is more difficult to control and mitigate risk associated with third parties than risk internal to our own organization, we believe that these relationships with third parties create additional exposure to cyber risk.

In the event of a cybersecurity breach, our readiness, responsiveness and resiliency are critical. As part of our continuing efforts to assess and enhance our readiness and responsiveness, we conduct periodic mock practice scenarios in which participants at various levels of the Company, including members of senior management and IT technical personnel, play out responses to various cybersecurity breach scenarios. Thereafter, we debrief and identify areas of improvement, to continually develop response capabilities and processes that are as efficient and that operate as quickly as possible in the event of a breach, to reduce potential harm that could be caused by inefficiencies and delay. Additionally, we regularly assess our systems’ resiliency and recovery capabilities in case of a cybersecurity breach, both self-managed as well as by qualified third parties.

Furthermore, our approach to improving readiness for potential cybersecurity breaches is designed to be integrated and coordinated among all aspects of the cybersecurity incident management lifecycle, including that we assess and consistently work to improve our site-level emergency response, our technology and cyber incident response, our executive-level crisis management, our business and operational continuity, our IT resilience and our disaster recovery. These efforts also take into account and balance against cybersecurity risk our Company’s business needs and operations, and to inform ourselves in conducting this balancing, we obtain input from appropriate employees from our affected business operations, enterprise risk management, business continuity, business operations, information technology and cybersecurity organizations.

To enhance our cybersecurity risk management, we leverage industry associations, third-party benchmarking, audits, threat intelligence feeds and other similar resources, which inform our cybersecurity efforts and help us determine how best to allocate resources. We utilize third-party service providers to assist us in assessing, enhancing, implementing, monitoring and testing our cybersecurity program, areas of cyber risk and cyber risk management.

A cybersecurity threat resulting in a material cybersecurity incident could materially affect us and our business strategy, results of operations and financial condition, especially if it causes one or more of the following to occur: our incurring substantial costs to resolve the incident and address legal, reputational and other fallout from the incident; one or more of our IT systems become unavailable to operate our business; unauthorized third parties gain access to our sensitive and confidential business information; we lose access to information on our IT systems necessary to operate our business; and our customers’ and suppliers’ trust in our ability to protect their information is damaged to the extent that it impairs our ability to do business with them.

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, we also maintain cybersecurity insurance to manage potential liabilities resulting from specific cyberattacks. There is no guarantee that our cybersecurity program will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. Also, there is no guarantee that our cyberattack insurance coverage limits will fully cover any future claims or that such insurance proceeds will be paid to us in a timely manner. We have experienced cybersecurity incidents in the past that were not material, but future incidents could have a material impact on our business strategy, results of operations, financial condition and reputation. See “We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

GOVERNANCE

Our board of directors has overall responsibility for risk management oversight, with its committees assisting the board in performing this function based on their respective areas of expertise. Our board oversees cybersecurity matters and risk, and the Audit Committee also oversees risk that includes cybersecurity risk. The board periodically reviews our processes for assessing and addressing key strategic, operational, compliance and risk management matters concerning cybersecurity, and as part of such assessment receives briefings on such matters from our Chief Information Security Officer (“CISO”). These briefings include reports on the threat landscape, our strategies, efforts and investments to address threats, and updates on incidents. The Audit Committee also receives reports from the Company’s Vice President of Internal Audit assessing internal controls that include cybersecurity controls. Furthermore, our cybersecurity risk management processes are integrated into our enterprise risk management program and our compliance risk management program, both of which are also overseen by our board.

Our CISO has approximately 20 years of experience in the cybersecurity industry. She is responsible for developing, coordinating and overseeing our cybersecurity strategy, policy, program and solutions, and for providing cybersecurity guidance to key management and internal company oversight bodies. Our CISO manages our cybersecurity organization, which covers all regions in which we operate and which is staffed with employees dedicated full-time to cybersecurity. Our CISO reports directly to our Chief Information Officer (“CIO”) and reports on cybersecurity at least quarterly to senior management and semi-annually to the full board of directors, or more often as needed.

Our CISO is a standing member of our Enterprise Risk Council, which seeks to strengthen our company’s processes with respect to the identification, assessment, management and monitoring the risks most likely to impact our strategic success, including cybersecurity risk. The council is chaired by our VP, Internal Audit, and its members are employees drawn from various areas of our organization. The council meets at least quarterly or more often as needed, to further strengthen risk management activities across the Company, including the risk of cybersecurity incidents.

Cybersecurity threats and incidents are monitored and addressed through the processes described above in “- Risk Management and Strategy” and, as part of such processes, cybersecurity incidents are evaluated by the company’s cybersecurity organization, which escalates information about incidents, as appropriate for the severity of the incident, to the CISO and by the CISO to senior leadership.

The CISO informs, as appropriate, the Enterprise Risk Council, the CIO, the Company’s senior leadership and, as noted above, the board of directors and its Audit Committee, on safeguards to prevent, detect, mitigate and remediate cybersecurity incidents. The CIO and CISO both report directly on a regular basis to the Company’s senior leadership on progress towards specific IT risk management objectives, with the CISO focusing on cybersecurity objectives.

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2023, the Company owned or managed approximately 250,000 acres of forestlands in Brazil. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (“CERFLOR”) and the Forest Stewardship Council (“FSC”). As of December 31, 2023, a third party estimated the fair value of our owned forestlands at 4.8 billion reais (approximately $1 billion).

MILLS AND PLANTS

Our portfolio of properties spans three continents and includes six vertically-integrated mills and one non-integrated mill with an aggregate annual paper and pulp production capacity of 3.3 million short tons. We have two mills in our North America segment in the United States (Ticonderoga, New York and Eastover, South Carolina), three mills in our Latin America segment in Brazil (Três Lagoas, Mato Grosso do Sul, and Luís Antônio and Mogi Guaçu, São Paulo), and two mills in our Europe segment (Saillat, France and Nymölla, Sweden). Our paper manufacturing operations are further supported by 10-year offtake agreements with International Paper (subject to their earlier termination) for paper production at the North American Riverdale, Alabama, and Georgetown, South Carolina mills for 495,000 short tons of uncoated freesheet and 160,000 short tons of uncoated bristols, a heavier weight paper grade used in products such as file folders. A listing of our production facilities by segment, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

CAPITAL INVESTMENTS AND DISPOSITIONS

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations. A discussion about the level of planned investments for 2024 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY

The Company’s common stock is traded on the New York Stock Exchange (NYSE: SLVM). As of February 16, 2024, there were approximately 5,300 record holders of common stock of the Company. This number does not include an indeterminate number of “street” holders whose shares of common stock of the Company are held of record by banks, brokers and other financial institutions.

Our Board of Directors approved a quarterly cash dividend of $0.25 per share of the Company’s common stock payable for our first through third quarters of 2023. They increased the quarterly dividend to $0.30 per share beginning with the dividend payable for our fourth quarter of 2023. The Board also approved a special dividend of $0.30 per share, approximately $12 million, to be paid in the fourth quarter. We expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each dividend payment (regular or special) is subject to review and approval by our Board of Directors in its sole discretion. Our ability to pay dividends is, and in the future will continue to be, dependent on the then existing conditions, including our financial condition, results of operations, capital requirements, legal and contractual limitations (including covenants in our agreements governing our indebtedness) and other factors our Board of Directors deems relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2023 - October 31, 2023	1,078	$43.94	—	$167
November 1, 2023 - November 30, 2023	178,089	$48.18	176,258	$158
December 1, 2023 - December 31, 2023	165,175	$51.38	164,922	$150
Total	344,342		341,180
(a) 3,162 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $70 million of shares during the year ended December 31, 2023.

PERFORMANCE GRAPH

The following performance graph compares a $100 investment in Company stock on October 1, 2021 with a $100 investment in our Peer Group and the S&P SmallCap 600 Index also made at market close on October 1, 2021. The graph portrays total return, October 1, 2021 - December 31, 2023, assuming reinvestment of dividends. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any other filings under the Exchange Act or the Securities Act.

Return on $100 Investment at December 31, 2023

Dollars
160
150
140
130
120
110
100
90
80
70
60
10/1/2021
12/31/2021
12/31/2022
12/31/2023
Sylvamo
Peer Group
S&P Small Cap 600 Index

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

The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of historical items in 2021, and year-to-year comparisons between 2022 and 2021, can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023, under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
EXECUTIVE SUMMARY

Full-year 2023 net income from continuing operations was $253 million ($5.93 per diluted share) compared with $336 million ($7.57 per diluted share) for 2022. Net sales increased to $3.7 billion in the current year compared with $3.6 billion in 2022. Cash from continuing operations was $504 million in the current year compared to $418 million in the prior year. Adjusted EBITDA was $607 million in 2023, which represents a decrease of $114 million from the prior year adjusted EBITDA of $721 million. Additionally, our 2023 adjusted EBITDA margin was 16.3% compared to 19.9% in the prior year and free cash flow was $294 million compared to $269 million last year.

Comparing our performance in 2023 to 2022, price and mix were flat while lower volume coupled with higher operations and costs more than offset favorable input costs. Demand for uncoated freesheet was weaker than expected in the current year which resulted lower volume in all three regions and significantly higher unabsorbed fixed costs due to economic manufacturing downtime in Europe and North America. In a tough market, we created value for shareholders by managing what we could control. We repaid $76 million in debt, generated $294 million in free cash flow and returned $127 million in cash to shareholders. Additionally, we completed the acquisition of our uncoated freesheet mill in Nymölla, Sweden in January of 2023. This strategic bolt-on acquisition has the capacity to produce approximately 500,000 short tons of uncoated freesheet, produces 85% of its energy needs from carbon-neutral, renewable biomass residuals and includes iconic brands like Multicopy.

Looking ahead to 2024, we remain committed to generating strong adjusted EBITDA and free cash flow and we are confident in our ability to continue to create value for our customers and shareholders. Returning cash to shareholders remains a key component of our capital allocation strategy and we expect to return at least 40% of free cash flow to shareholders in 2024.

Acquisition of Nymölla

On January 2, 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition. See Note 7 Acquisitions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations (which were sold on October 2, 2022). As a result, all historical operating results of the Company’s Russian operations have been classified as “Discontinued operations, net of taxes” in the consolidated and combined statements of operations and the notes to the consolidated financial statements. In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation. See Note 8 Divestiture and Impairment of Business to our financial statements included elsewhere in this Annual Report on Form 10-K for further details.
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
DESCRIPTION OF BUSINESS SEGMENTS

The Company’s reportable business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. The following summary describes the products and services offered in each of the segments as of December 31, 2023:

Europe
Our Europe segment produces a broad portfolio of uncoated freesheet papers for numerous uses and applications, and market pulp. We operate two integrated mills in the region, one in Saillat, France and one in Nymölla, Sweden. Located in the Limousin region of France, the Company’s Saillat mill produces both paper and market pulp. It is the only mill in France to cover the entire production process from wood harvesting to paper, and is one of the leading cutsize producers in France and Western Europe. The Saillat mill produces UFS papers, such as copy paper, and value-added products such as tinted paper and colored laser printing paper under leading brands such as REY Adagio and Pro-Design. We also produce graphic and high-speed inkjet printing papers under the brand Jetstar. The Saillat mill has some of the highest environmental credentials for our products. In January 2023, the Company acquired a paper mill in Nymölla, Sweden. The integrated mill has two pulp lines and the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The mill produces several brands, including Multicopy, and paper used for office printing, business forms, digital printing, offset for printing books and much more. The Nymölla mill has an excellent environmental footprint, which complements Sylvamo’s purpose to produce paper in the most responsible and sustainable ways.

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

North America
The North American paper business manufactures uncoated freesheet papers at its mills in Eastover, South Carolina and Ticonderoga, New York and has offtake agreements to purchase the uncoated papers produced by International Paper’s Riverdale and Georgetown mills in Selma, Alabama and Georgetown, South Carolina. The North American papers business comprises three product lines, Imaging Papers, Commercial Printing Papers and Converting Papers. The imaging papers business, which comprises roughly half of the North American segment’s volume, produces copy paper for use in copiers, desktop and laser printers and digital imaging. These products are important for office use, home office use and in businesses such as education, healthcare and financial services. The commercial printing business comprises about 13% of the North American segment’s volume, and end-use applications in the commercial printing business include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. The converting business manufactures a variety of grades that are converted by our customers into envelopes, tablets, business forms, file folders and several specialty grades. Uncoated papers are sold under private label and brand names that include Hammermill®, Springhill®, Williamsburg, Accent®, DRM® and Postmark®.
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

The following table presents a comparison of income from continuing operations before income taxes to business segment operating profit:

In millions for the years ended December 31	2023	2022
Income From Continuing Operations Before Income Taxes	$369	$467
Interest expense (income), net	34	69
Other special items, net (b)	38	17
Business Segment Operating Profit (a)	$441	$553
Europe	$(25)	$50
Latin America	197	212
North America	269	291
Business Segment Operating Profit (a)	$441	$553
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include foreign VAT interest and refunds, transaction and integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023, certain severance costs related to our salaried workforce, one-time costs incurred in the prior year associated with the spin-off and foreign exchange hedging gains.

The following tables present Net sales and Operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for more information on the Company’s segments.

Europe

In millions for the years ended December 31	2023	2022
Net Sales	$821	$501
Operating Profit (Loss)	$(25)	$50

For the year ended December 31, 2023, our Europe segment net sales increased $320 million compared to the same period in 2022, primarily due to net sales contributed by Nymölla ($405 million) which more than offset lower sales price and mix ($39 million), lower volumes ($34 million) and unfavorable foreign exchange impacts.

Europe operating profit for the year ended December 31, 2023 was $75 million lower than the same period in 2022 as the impact of lower sales price and mix ($39 million), higher planned maintenance outages ($22 million), higher unabsorbed costs due to economic downtime ($25 million), higher operating costs ($10 million) and lower volumes ($6 million) more than offset lower input costs, primarily for energy ($7 million) and operating profit contributed by Nymölla ($20 million).

Latin America

In millions for the years ended December 31	2023	2022
Net Sales	$1,006	$1,023
Operating Profit (Loss)	$197	$212

For the year ended December 31, 2023, our Latin America segment net sales decreased $17 million compared to the same period in 2022, primarily driven by lower volumes ($19 million) and lower sales price and mix ($7 million) offset by favorable foreign exchange impacts.

Operating profit for Latin America for the year ended December 31, 2023 was $15 million lower than the same period in 2022, primarily driven by decreased sales price and mix ($7 million), lower volumes ($15 million) and higher input costs, primarily for energy, wood and distribution ($12 million) which more than offset lower operating costs ($9 million) and lower planned maintenance outages ($10 million).

North America

In millions for the years ended December 31	2023	2022
Net Sales	$1,951	$2,173
Operating Profit (Loss)	$269	$291

For the year ended December 31, 2023, our North America segment net sales decreased $222 million, compared to the same period in 2022, primarily driven by lower volumes ($268 million) which more than offset higher sales price and mix ($45 million).

Operating profit for North America for the year ended December 31, 2023 was $22 million lower than the same period in 2023 as increased sales price and mix ($45 million), lower input costs, primarily for energy and distribution ($81 million), lower operating costs ($19 million) and lower planned maintenance outages ($3 million) were more than offset by lower volume ($87 million) and higher unabsorbed costs due to economic downtime ($83 million).

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

In millions for the years ended December 31,	2023	2022
Net Income	$253	$118
Less: Discontinued operations, net of taxes	—	(218)
Net Income From Continuing Operations	253	336
Income tax provision	116	131
Interest expense (income), net	34	69
Depreciation, amortization and cost of timber harvested	143	125
Stock-based compensation	23	20
Transition service agreement expense	—	23
Net special items expense (income) (a)	38	17
Adjusted EBITDA (b)	$607	$721
Net Sales	$3,721	$3,628
Adjusted EBITDA Margin	16.3%	19.9%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include foreign VAT interest and refunds, transaction and integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023, certain severance costs related to our salaried workforce, one-time costs incurred in the prior year associated with the spin-off and foreign exchange hedging gains.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (GAAP) excluding discontinued operations, net of taxes plus the sum of income taxes, net interest expense (income), depreciation, amortization and cost of timber harvested, transition service agreement expense, stock-based compensation, and, when applicable for the periods reported, special items.
Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operating activities from continuing operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareholders. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.
The following are reconciliations of cash provided by operating activities from continuing operations to free cash flow:

In millions for the years ended December 31	2023	2022
Cash provided by operating activities from continuing operations	$504	$418
Adjustments:
Cash invested in capital projects	(210)	(149)
Free Cash Flow	$294	$269
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

Operating Activities

Cash provided by operating activities from continuing operations totaled $504 million for the year ended December 31, 2023, compared with cash provided by operating activities from continuing operations of $418 million for the year ended December 31, 2022. The increase in cash provided by operating activities from continuing operations in 2023 relates primarily to changes in working capital, partially offset by lower income.

Cash provided for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $85 million for the year ended December 31, 2023, compared with cash used by working capital components of $56 million for the year ended December 31, 2022. Working capital components for the year ended December 31, 2023 primarily reflect $104 million of cash provided by accounts and notes receivable, $31 million of cash provided by the unwinding of interest rate swaps, $17 million cash provided by other operating activities, and $6 million of cash provided by inventories. This activity was offset by $73 million of cash used for accounts payable and accrued liabilities.

Investment Activities

The total cash outflow from investing activities from continuing operations for the year ended December 31, 2023 increased from the year ended December 31, 2022, primarily due to increased capital spending and the Nymölla mill acquisition.

The following table shows capital spending by business segment, which represents the most significant portion of our recurring investment activities.

In millions for the years ended December 31	2023	2022
Europe	$31	$7
Latin America	112	76
North America	67	66
Total	$210	$149

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 147% and 119% for the years ended December 31, 2023 and 2022, respectively.

Financing Activities

Cash used in financing activities from continuing operations for the year ended December 31, 2023 primarily reflects the payments of $70 million, $36 million, $26 million and $31 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility and AR Securitization of $300 million, $70 million, and $78 million, respectively. During the year ended December 31, 2023, the Company paid $57 million in dividends and paid $70 million to repurchase shares pursuant to the Repurchase Program. Cash used in financing activities from continuing operations for the year ended December 31, 2022, primarily reflects the payments of $20 million, $410 million and $16 million on our outstanding principal balances for the Revolving Credit Facility, Term Loan B and Term Loan F, respectively. These amounts are partially offset by the draw of $75 million on the accounts receivable securitization. During the year ended December 31, 2022, the Company paid $10 million in dividends and repurchased $80 million of our shares pursuant to the Repurchase Program.

Contractual Obligations

Contractual obligations for future payments at December 31, 2023 primarily relate to lease commitments, raw material purchase obligations, principal debt payments and contingent payments under our agreements with International Paper. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance lease obligations total $3 million in 2024, an average of $2 million from 2025 to 2028 and $8 million thereafter.
Purchase obligations for commercial commitments include inventory obligations to purchase raw materials, including starch, electricity, fuel oil, corrugated boxes, wood and Precipitated Calcium Carbonate (“PCC”). Our total estimated commercial commitments include $342 million in 2024, $209 million in 2025 and average $110 million annually from 2026 to 2028, with $115 million thereafter.
At December 31, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows: 2024 - $28 million, 2025 - $155 million; 2026 - $43 million; 2027 - $414 million; 2028 - $231 million; thereafter - $99 million.
Capital Expenditures
For the year ended December 31, 2023, we have invested approximately $210 million, or 5.6% of net sales in total capital expenditures. Of that amount, we spent approximately $177 million, or 4.8% of net sales, on maintenance, regulatory and reforestation capital expenditures, and approximately $33 million, or 0.9% of net sales, on high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to invest approximately $30 to $35 million in high-return projects in 2024.

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
Our policy around goodwill impairment testing permits us to perform a qualitative assessment or a quantitative goodwill impairment test. If a qualitative assessment is performed, an entity is not required to perform the quantitative goodwill impairment test unless the entity determines that, based on that qualitative assessment, it is more likely than not that its fair value is less than its carrying value.
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its Brazil reporting unit as of October 1, 2023. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment for the reporting units listed above. The results of the qualitative assessment indicated that it is not more likely than not that the fair values of its Brazil reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its France reporting unit due to changes in market conditions and the reporting unit's outlook since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the France reporting unit using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. As a result, the Company concluded that the fair value of the France reporting unit was not reduced below carrying value and no goodwill impairment charge was recorded.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators outside those discussed above that would require goodwill impairment subsequent to October 1, 2023.

No goodwill impairment charges were recorded in 2023, 2022 or 2021.

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
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. Judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If we determine that we would not be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would not benefit the projected losses in our annual effective estimated tax rate and/or make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
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

Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations". We allocate the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition, royalty rates, estimated replacement costs, and depreciation and obsolescence factors. Determining the fair value for tangible assets such as real and personal property and specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of operations.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. We have disclosed the final allocation of the purchase price to the fair value of the assets and liabilities acquired in Note 7 Acquisitions in Item 8. Financial Statements and Supplementary Data.
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

Interest Rate Risk

Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR and LIBOR prior to our adoption of SOFR. As of December 31, 2023, Sylvamo had floating rate debt of $859 million comprised of Term Loan F, Term Loan A and amounts drawn on the Securitization Program, which is partially offset by $469 million of interest rate swaps. At December 31, 2023, the applicable one-month SOFR rate was 5.36%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $4 million, including the impact of the swaps, at December 31, 2023. As of December 31, 2022, Sylvamo had floating rate debt of $576 million comprised of Term Loan F and amounts drawn on the Securitization Program. At December 31, 2022, the applicable one-month LIBOR rate was 4.38%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $6 million at December 31, 2022. For more information about our term loans, Revolving Credit Facility, and Securitization Program see Note 14 Long-Term Debt to our consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The Company transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States. Our objective in managing the associated foreign currency risks is to minimize the effect of exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps or foreign exchange contracts. At December 31, 2023 and 2022 the net fair value of financial instruments with exposure to foreign currency risk was approximately a $6 million asset and a $5 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $12 million and $18 million at December 31, 2023 and 2022, respectively.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

In January 2023, the Company completed the acquisition of the Nymölla, Sweden mill from Stora Enso. Due to the timing of this acquisition, we have excluded the Nymölla mill from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2023, the Nymölla mill’s net sales and assets represented approximately 11% of total net sales and 9% of total assets.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 52.

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

The Board of Directors, assisted by the Audit Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Audit Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the internal auditor, with and without management representatives in attendance, to review their activities. The Audit Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated and combined financial statements for the year ended December 31, 2023, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

/s/ JEAN-MICHEL RIBIÉRAS
Chairman and Chief Executive Officer

/s/ JOHN V. SIMS
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sylvamo Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Brazil Deductibility of Goodwill Amortization – Uncertain Tax Position – Refer to Note 12 to the financial statements

Critical Audit Matter Description

The Company accounts for uncertain tax positions on the basis of a two-step process in which management (1) determines whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Specialized skill and knowledge and significant judgment is often required to evaluate each uncertain tax position to determine whether the more likely than not recognition threshold has been met and, if met, to determine the largest amount of benefit greater than 50 percent likely of being realized upon settlement with the taxing authorities.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company has determined this tax position meets the more likely than not threshold for recognition, and no liability for this uncertain tax position has been recorded as the Company has determined that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position will be sustained, based on Brazilian tax law.

We identified the Company’s accounting for this tax position as a critical audit matter because of the complexity of the Brazilian tax laws and regulations, the materiality of the potential tax consequences, the fact that all decisions concerning this matter are to be made by the Company’s former parent, and the need to involve our income tax specialists when performing audit procedures to evaluate the Company’s conclusion that its position will be sustained based on Brazilian tax law.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, the audit procedures we performed related to the Company’s conclusion that its position will be sustained based on Brazilian tax law included the following, among others:

•We read the correspondence from the Brazilian Federal Revenue Service that challenged the deductibility of goodwill amortization. We read and evaluated management's documentation, including relevant accounting policies and information obtained by management from outside tax specialists, that detailed the basis of the uncertain tax position.
•We tested the reasonableness of management's judgments regarding the future resolution of the uncertain tax position, including an evaluation of the technical merits of the uncertain tax position.
•We evaluated whether management has appropriately considered new information that could significantly change the recognition, measurement or disclosure of the uncertain tax position, including information gathered from inquiries of the Company’s former parent’s management regarding their intent to vigorously defend the tax position.
•We evaluated the reasonableness of management’s estimates by considering how Brazilian tax law, including statutes, regulations and case law, impacted management’s judgments.
•We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, measurement, and disclosure of the uncertain tax position.

Valuation of Acquired Real and Personal Property Assets — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden in January 2023 for a purchase price of approximately $167 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values.

We identified the valuation of certain acquired real and personal property assets with respect to the acquisition as a critical audit matter because of the estimates made by management to determine the fair value of these assets. These estimates included valuation assumptions such as estimated replacement costs, depreciation, and obsolescence factors.

This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists when performing audit procedures over the fair value of certain acquired real and personal property assets.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our valuation specialists, the audit procedures we performed related to the Company’s valuation of certain acquired real and personal property assets included the following, among others:

•We tested the operating effectiveness of controls over the valuation of certain acquired real and personal property assets, including the development of certain valuation assumptions and methodologies utilized by the third-party specialist.
•We evaluated the reasonableness of management’s valuation approach by comparing the approach used to generally accepted valuation practices for similar assets.
•We evaluated the reasonableness of the current market data and estimated replacement costs for comparable assets considering placed-in-service dates, historical cost, and physical depreciation factors used in the valuation by comparing the data to industry accepted and published sources.
•We tested the mathematical accuracy of the application of the economic obsolescence factors in the valuation of certain acquired real and personal property assets.
•We considered any events or transactions occurring after the acquisition date that may impact the valuation assumptions used in the valuation of certain acquired real and personal property assets.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 21, 2024

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sylvamo Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of its acquired uncoated freesheet paper mill in Nymölla, Sweden, completed during 2023. The acquired business constituted 11% of net sales and 9% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting for the acquired business.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 21, 2024

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2023	2022	2021
NET SALES	$3,721	$3,628	$2,828
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,809	2,619	2,143
Selling and administrative expenses	343	325	207
Depreciation, amortization and cost of timber harvested	143	125	126
Taxes other than payroll and income taxes	23	23	25
Interest expense (income), net	34	69	(1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	369	467	328
Income tax provision	116	131	101
NET INCOME FROM CONTINUING OPERATIONS	253	336	227
Discontinued Operations, net of taxes	—	(218)	104
NET INCOME	$253	$118	$331
BASIC EARNINGS PER SHARE
Earnings from continuing operations	$6.02	$7.65	$5.16
Discontinued operations, net of taxes	—	(4.97)	2.37
Net earnings	$6.02	$2.68	$7.53
DILUTED EARNINGS PER SHARE
Earnings from continuing operations	$5.93	$7.57	$5.16
Discontinued operations, net of taxes	—	(4.91)	2.37
Net earnings	$5.93	$2.66	$7.53
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2023	2022	2021
NET INCOME	$253	$118	$331
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement net loss	1	—	1
Pension and postretirement liability adjustments (less tax of $1, $1 and $0)	(2)	4	(3)
Change in cumulative foreign currency translation adjustment	91	56	(173)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $10, $17 and $1)	19	41	(2)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $12, $7 and $0)	(27)	(13)	(1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	82	88	(178)
COMPREHENSIVE INCOME (LOSS)	$335	$206	$153
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED BALANCE SHEETS

In millions at December 31	2023	2022
ASSETS
Current Assets
Cash and temporary investments	$220	$360
Restricted cash	60	—
Accounts and notes receivable (less allowances of $25 in 2023 and $20 in 2022)	428	450
Contract assets	27	30
Inventories	404	364
Other current assets	54	39
Total Current Assets	1,193	1,243
Plants, Properties and Equipment, net	1,002	817
Forestlands	364	322
Goodwill	139	128
Right of Use Assets	58	35
Deferred Charges and Other Assets	116	165
TOTAL ASSETS	$2,872	$2,710
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$421	$453
Notes payable and current maturities of long-term debt	28	29
Accrued payroll and benefits	63	81
Other current liabilities	183	165
Total Current Liabilities	695	728
Long-Term Debt	931	1,003
Deferred Income Taxes	189	183
Other Liabilities	156	118
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 44.5 shares and 44.2 shares issued and 41.2 shares and 42.6 shares outstanding at December 31, 2023 and 2022, respectively	45	44
Paid-in capital	48	25
Retained earnings	2,222	2,029
Accumulated other comprehensive loss	(1,256)	(1,338)
	1,059	760
Less: Common stock held in treasury, at cost, 3.3 shares and 1.6 shares at December 31, 2023 and December 31, 2022, respectively	(158)	(82)
Total Equity	901	678
TOTAL LIABILITIES AND EQUITY	$2,872	$2,710
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

In millions for the years ended December 31	2023	2022	2021
OPERATING ACTIVITIES
Net income from continuing operations	$253	$336	$227
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and cost of timber harvested	143	125	126
Deferred income tax provision (benefit), net	—	(7)	(6)
Stock-based compensation	23	20	14
Changes in operating assets and liabilities and other
Accounts and notes receivable	104	(45)	(99)
Inventories	6	(99)	12
Accounts payable and accrued liabilities	(73)	48	196
Other	48	40	(47)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	504	418	423
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	20	126
CASH PROVIDED BY OPERATING ACTIVITIES	504	438	549
INVESTMENT ACTIVITIES
Invested in capital projects	(210)	(149)	(69)
Cash pool arrangements with Parent	—	—	181
Cash proceeds on disposal of business, net of cash divested	—	324	—
Acquisition of business	(167)	—	—
Other	—	10	1
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(377)	185	113
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(5)	14
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(377)	180	127
FINANCING ACTIVITIES
Net transfers from Parent	—	—	(456)
Special payment to Parent	—	—	(1,520)
Dividends paid	(57)	(10)	—
Issuance of debt	446	75	1,501
Reduction of debt	(526)	(450)	(129)
Repurchases of common stock	(70)	(80)	—
Other	(12)	(4)	16
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(219)	(469)	(588)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	(1)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(219)	(470)	(589)
Effect of Exchange Rate Changes on Cash	12	32	(2)
Change in Cash Included in Assets Held for Sale	—	(21)	(4)
Change in Cash, Temporary Investments and Restricted Cash	(80)	201	89
Cash, Temporary Investments and Restricted Cash
Beginning of the period	360	159	70
End of the period	$280	$360	$159
The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, At Cost	Total Equity
Balance, January 1, 2021	—	$—	$—	$—	$3,592	$(1,480)	$—	$2,112
Net transfers (to) from Parent	—	—	—	—	(424)	(143)	—	(567)
Special payment to Parent	—	—	—	—	(1,520)	—	—	(1,520)
Reclassification of Parent company investment	—	—	—	1,917	(1,917)	—	—	—
Issuance of common stock at spin-off	44	44	—	(44)	—	—	—	—
Stock-based employee compensation	—	—	4	—	—	—	—	4
Comprehensive income (loss)	—	—	—	62	269	(178)	—	153
Balance, December 31, 2021	44	44	4	1,935	—	(1,801)	—	182
Disposal of business	—	—	—	—	—	375	—	375
Stock-based employee compensation	—	—	21	—	—	—	(2)	19
Share repurchase	—	—	—	—	—	—	(80)	(80)
Dividends ($0.4750 per share)	—	—		(21)	—	—	—	(21)
Change in equity related to the spin-off	—	—	—	(3)	—	—	—	(3)
Comprehensive income (loss)	—	—	—	118	—	88	—	206
Balance, December 31, 2022	44	44	25	2,029	—	(1,338)	(82)	678
Stock-based employee compensation	1	1	23	—	—	—	(5)	19
Share repurchase	—	—	—	—	—	—	(71)	(71)
Dividends ($1.4000 per share)	—	—	—	(60)	—	—	—	(60)
Comprehensive income (loss)	—	—	—	253	—	82	—	335
Balance, December 31, 2023	45	$45	$48	$2,222	$—	$(1,256)	$(158)	$901
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

For the periods prior to the spin-off, the consolidated and combined statements of operations also include expense allocations for certain functions provided by International Paper, including, but not limited to general corporate expenses related to finance, legal, information technology, human resources, communications, insurance and stock-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder principally allocated on the basis of percent of capital employed, headcount or other measures. During the year ended 2021 the Company was allocated approximately $119 million of such general corporate expenses related to continuing operations, which were included within “Cost of products sold” and “Selling and administrative expenses” in the consolidated and combined statements of operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been an independent company for all periods presented. Actual costs that may have been incurred if the Company had been an independent company during this period would depend on several factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. The Company is unable to determine what such costs would have been had the Company been independent during these periods prior to the spin-off.

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

The Company operates on a calendar year-end. All intracompany transactions have been eliminated.

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

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 4 Revenue Recognition for further details.

BUSINESS COMBINATIONS

The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition, royalty rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for tangible assets such as real and personal property and specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of operations. See Note 7 Acquisitions for further details.

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the statements of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheets for prior periods. See Note 8 Divestiture and Impairment of Business for further details.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 9 Supplementary Financial Statement Information for further details.

RESTRICTED CASH

Cash that is legally restricted from use is classified as restricted cash. See Note 9 Supplementary Financial Statement Information for further details.

COST OF GOODS SOLD

Costs of goods sold represents costs directly related to the manufacture of our products. Primary costs include raw materials, packaging, direct labor, overhead, warehousing costs and shipping and handling costs, such as freight to customers’ destinations.

INVENTORIES

Inventories are valued at the lower of cost or market value and include costs directly associated with manufacturing products: materials, labor, first leg freight and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods. See Note 9 Supplementary Financial Statement Information for further details.

LEASED ASSETS

Operating lease right of use (“ROU”) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases may include options to extend the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases are primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements are primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company’s leases. See Note 10 Leases for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for the mills, and the straight-line method is used for other plants and equipment. See Note 9 Supplementary Financial Statement Information for further details.

GOODWILL
Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 11 Goodwill and Other Intangibles for further discussion.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of operational alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use of the long-lived assets generated by their use. Impaired assets are written-down to their estimated fair value. See Note 11 Goodwill and Other Intangibles for further discussion.

EMPLOYEE RETIREMENT BENEFITS

The Company sponsors certain defined benefit pension and postretirement plans in Belgium, Brazil, France, Poland, the United Kingdom and the United States. The Company accounts for these plans using the single-employer method, with the net funded status of these plans recorded as an asset or liability in the consolidated balance sheets. See Note 15 Retirement and Postretirement Benefit Plans for additional disclosures regarding retirement benefits.

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

While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts. See Note 12 Income Taxes for further discussion.

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
NOTE 3 RECENT ACCOUNTING DEVELOPMENTS
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for the annual period ending December 31, 2025.

Pillar Two Directive

The Organization for Economic Co-Operation and Development (“OECD”) has been working on a project to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). Most recently, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted the Pillar Two Directive, and a majority of EU member states have enacted the directive into domestic law as of December 31, 2023. Other countries are taking similar actions. We have evaluated the developments and do not anticipate any material impact on our financial position, results of operations, or cash flows.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. This guidance is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company plans to adopt the provisions of this guidance in conjunction with our Form 10-K for the period ending December 31, 2024.

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

During the three months ended June 30, 2023, the Company transitioned its LIBOR-based debt arrangements and the related interest rate swaps from a reference rate of LIBOR to SOFR (“Standard Overnight Financing Rate”). See Note 14 Long-Term Debt for further details. The impact of the reference rate transition to the debt arrangements and the related interest rate swaps, along with the adoption of the provisions from this standard, did not have a material impact on our consolidated financial statements. At this time, the Company does not plan to enter into additional contracts using LIBOR as a reference rate.

NOTE 4 REVENUE RECOGNITION

EXTERNAL NET SALES BY PRODUCT

External net sales by major products were as follows:

In millions	2023	2022	2021
Europe
Uncoated Papers	$733	$396	$271
Market Pulp	88	105	77
Europe	821	501	348
Latin America
Uncoated Papers	885	887	713
Market Pulp (a)	64	67	56
Latin America	949	954	769
North America
Uncoated Papers	1,891	2,091	1,643
Market Pulp	60	82	68
North America	1,951	2,173	1,711
Total	$3,721	$3,628	$2,828
(a) Prior period amounts have been corrected to reflect market pulp sales.

REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $8 million are included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2023. There were no contract liabilities included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2022.

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
NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the consolidated and combined financial statements:

In millions	2023	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(76)	$(80)	$(48)
Other comprehensive income (loss) before reclassifications	(2)	4	(3)
Pension plan transfer from Parent	—	—	(30)
Amounts reclassified from accumulated other comprehensive income	1	—	1
Balance at end of period	(77)	(76)	(80)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,288)	(1,719)	(1,433)
Transfer from Parent	—	—	(113)
Disposal of business	—	375	—
Other comprehensive income (loss) before reclassifications	91	56	(173)
Balance at end of period	(1,197)	(1,288)	(1,719)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	26	(2)	1
Other comprehensive income (loss) before reclassifications	19	41	(2)
Amounts reclassified from accumulated other comprehensive income	(27)	(13)	(1)
Balance at end of period	18	26	(2)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,256)	$(1,338)	$(1,801)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

In millions, except per share amounts	2023	2022	2021
Net income from continuing operations	$253	$336	$227
Weighted average common shares outstanding	42.0	43.9	44.0
Effect of dilutive securities	0.7	0.5	—
Weighted average common shares outstanding - assuming dilution	42.7	44.4	44.0
Earnings per share from continuing operations - basic	$6.02	$7.65	$5.16
Earnings per share from continuing operations - diluted	$5.93	$7.57	$5.16
Anti-dilutive shares (a)	0.3	0.2	—
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

The following table summarizes the final allocation of the purchase price to the fair value assigned to assets and liabilities acquired as of January 2, 2023:

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

Net sales of $405 million and Income from continuing operations before income taxes of $10 million from the acquired business are included in the Company's consolidated statement of operations for the year ended December 31, 2023. Additionally, Selling and administrative expenses for the year ended December 31, 2023 includes $17 million in charges before taxes ($13 million after taxes) for transaction costs associated with the acquisition.

On an unaudited pro forma basis, assuming the acquisition of the Nymölla mill had closed January 1, 2022, the consolidated results would have reflected Net sales of $4.1 billion and Income from continuing operations before income taxes of $535 million for the year ended December 31, 2022.

The 2022 pro forma information includes adjustments for non-recurring transaction costs associated with the acquisition of $17 million, and incremental expense of $9 million incurred related to the impact of the step-up of acquired Nymölla inventory sold during the first quarter.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. This does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent Sylvamo's actual results of operations as if the transaction described above would have occurred as of January 1, 2022, nor is it necessarily an indicator of future results.

NOTE 8 DIVESTITURE AND IMPAIRMENT OF BUSINESS

RUSSIAN OPERATIONS

During the first quarter of 2022, as a result of the significant changes in the business climate impacting our Russian operations, a determination was made that the current carrying value of our Russian operations exceeded the estimated fair value. The fair value of the Russian operations was estimated based on a probability-weighted average approach of the potential cash flows from various paths the Company evaluated to exit the business. As a result, a pre-tax charge of $68 million ($57 million) was recorded for the impairment of the Russian fixed assets during the first quarter of 2022. These charges are included in “Impairment of business” within the summarized income statement for our Russian operations included in this footnote and is included in “Discontinued operations, net of taxes” in the consolidated statement of operations.

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

As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the consolidated statement of operations. The Russian operations were previously part of the Europe business segment. The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to Discontinued Operations, net of taxes, related to the Russian operations for all periods presented in the consolidated and combined statements of operations.

In millions for the years ended December 31	2022	2021
NET SALES	$518	$674
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	425	518
Selling and administrative expenses	10	6
Depreciation, amortization and cost of timber harvested	4	17
Taxes other than payroll and income taxes	1	2
Impairment of business	296	—
Interest expense (income), net	(3)	(1)
INCOME BEFORE INCOME TAXES	(215)	132
Income tax provision	3	28
DISCONTINUED OPERATIONS, NET OF TAXES	$(218)	$104

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the consolidated and combined statements of cash flows:

In millions for the years ended December 31	2022	2021
Cash Provided by Operating Activities	$20	$126
Cash Provided by (Used for) Investment Activities (a)	$(5)	$14

(a) Includes cash invested in capital projects of $5 million and $7 million for the years ended December 31, 2022 and 2021, respectively.
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments totaled $109 million and $80 million as of December 31, 2023 and 2022, respectively.

RESTRICTED CASH
Restricted cash of $60 million as of December 31, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 14 Long-Term Debt for further details.
The following table provides a reconciliation of cash, temporary investments and restricted cash in the consolidated balance sheets to total cash, temporary investments and restricted cash in the consolidated and combined statements of cash flows:

In millions as of December 31	2023	2022
Cash and temporary investments	$220	$360
Restricted cash	60	—
Total cash, temporary investments and restricted cash in the statements of cash flows	$280	$360

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions as of December 31	2023	2022
Accounts and notes receivable:
Trade	$404	$430
Notes and other	24	20
Total	$428	$450

Accounts and notes receivable are recognized net of the allowance for expected credit losses. The allowance for expected credit losses reflects the best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, expectations for future economic conditions through the use of macroeconomic data and other available evidence. The allowance for expected credit losses was $25 million and $20 million at December 31, 2023 and December 31, 2022, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

INVENTORIES

In millions as of December 31	2023	2022
Raw materials	$60	$40
Finished paper and pulp products	213	226
Operating supplies	109	78
Other	22	20
Total	$404	$364

The last-in, first-out inventory method is used to value most of the Company’s U.S. inventories. Approximately 63% of total raw materials and finished paper and pulp product inventories were valued using this method. The last-in, first-out inventory reserve was $81 million and $54 million as of December 31, 2023 and 2022, respectively. During the period ended December 31, 2023, the amount of inventories in a certain LIFO pool decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of this liquidation was to increase income from continuing operations before income taxes in the North America segment by approximately $2 million.
PLANTS, PROPERTIES AND EQUIPMENT, NET

In millions as of December 31	2023	2022
Land	$10	$8
Buildings	396	361
Machinery	4,298	3,903
Construction in progress	102	103
Capital leases	38	37
Gross cost	4,844	4,412
Less: Accumulated depreciation	3,842	3,595
Plants, Properties and Equipment, net	$1,002	$817
Non-cash additions to plants, property and equipment included within accounts payable were $17 million, $36 million and $6 million as of December 31, 2023, 2022 and 2021, respectively.
Annual straight-line depreciable lives generally are, for buildings – 20 to 40 years, and for machinery and equipment – 3 to 20 years. Depreciation expense was $118 million, $104 million and $107 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cost of products sold excludes depreciation and amortization expense.

OTHER LIABILITIES AND COSTS

During the year ended December 31, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce, of which $3 million is included within Cost of products sold and $10 million is included within Selling and administrative expenses in our consolidated statements of operations. Of these total costs, $2 million, $3 million and $8 million are related to our Europe, Latin America and North America business segments, respectively. These severance amounts are reflected in Other current liabilities in our consolidated balance sheet and will be paid in cash during 2024.

INTEREST

Interest payments of $68 million, $63 million and $10 million were made during the years ended December 31, 2023, 2022 and 2021, respectively.

Amounts related to interest were as follows:

In millions	2023	2022	2021
Interest expense (a)	$64	$80	$32
Interest income (b)	(26)	(8)	(32)
Capitalized interest costs	(4)	(3)	(1)
Total	$34	$69	$(1)
(a)     Interest expense for 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes. Interest expense for 2022 includes $5 million of debt extinguishment cost related to the repayment of the total outstanding balance of Term Loan B.
(b)    Interest income for 2023 includes $9 million of interest income related to tax settlements and $4 million of interest income related to the recognition of a foreign value-added tax refund in Brazil.

ASSET RETIREMENT OBLIGATIONS

At December 31, 2023 and 2022, we had recorded liabilities of $27 million and $26 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities” in the accompanying consolidated balance sheets. For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.
NOTE 10 LEASES
The Company leases various real estate, including warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years.
COMPONENTS OF LEASE EXPENSE

In millions	2023	2022	2021
Operating lease costs	$21	$18	$9
Variable lease costs	40	28	20
Short-term lease costs	—	7	7
Finance lease cost
Amortization of right-of-use assets	3	4	3
Interest on lease liabilities	1	1	1
Total lease cost, net	$65	$58	$40

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2023	2022
Assets
Operating lease assets	Right of use assets	$58	$35
Finance lease assets	Plants, properties, and equipment, net (a)	22	24
Total leased assets		$80	$59
Liabilities
Current
Operating	Other current liabilities	$18	$13
Finance	Notes payable and current maturities of long-term debt	2	3
Noncurrent
Operating	Other Liabilities	46	28
Finance	Long-term debt	14	14
Total lease liabilities		$80	$58
(a)Finance leases above are presented net of accumulated amortization of $16 million and $13 million as of December 31, 2023 and 2022, respectively.
LEASE TERM AND DISCOUNT RATE

	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.3 years	5.8 years
Finance leases	9.6 years	7.5 years
Weighted average discount rate
Operating leases	4.94%	2.84%
Finance leases	3.85%	3.90%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$21	$21
Operating cash flows related to financing leases	1	1
Financing cash flows related to finance leases	5	5
Right of use assets obtained in exchange for lease liabilities
Operating leases	38	14
Finance leases	1	—

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2024	$21	$3	$24
2025	15	2	17
2026	10	2	12
2027	8	2	10
2028	8	2	10
Thereafter	11	8	19
Total lease payments	73	19	92
Less: imputed interest	9	3	12
Present value of lease liabilities	$64	$16	$80
NOTE 11 GOODWILL AND OTHER INTANGIBLES
GOODWILL
There were no impairment charges related to goodwill for the years ended December 31, 2023, 2022 and 2021.
The following table presents changes in the goodwill balance as allocated to each business segment:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2021
Goodwill	$11	$112	$—	$123
Accumulated impairment losses	(1)	—	—	(1)
	10	112	—	122
Currency translation		6	—	6
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2022
Goodwill	11	118	—	129
Accumulated impairment losses	(1)	—	—	(1)
	10	118	—	128
Currency translation	—	11	—	11
Goodwill additions/reductions	—	—	—	—
Accumulated impairment loss additions/reductions	—	—	—	—

Balance as of December 31, 2023
Goodwill	11	129	—	140
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$129	$—	$139
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its Brazil reporting unit as of October 1, 2023. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment for the reporting units listed above. The results of the qualitative assessment indicated that it is not more likely than not that the fair values of its Brazil reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its France reporting unit due to changes in market conditions and the reporting unit's outlook since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the France reporting unit using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. As a result, the Company concluded that the fair value of the France reporting unit was not reduced below carrying value and no goodwill impairment charge was recorded.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation, other than those discussed above, that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment evaluation subsequent to October 1, 2023.
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

OTHER INTANGIBLES
Identifiable intangible assets comprised the following:

	2023			2022
In millions as of December 31,	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$56	$(51)	$5	$56	$(50)	$6
Software	3	(3)	—	3	(3)	—
Other	4	(3)	1	4	(3)	1
Total	$63	$(57)	$6	$63	$(56)	$7
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2023	2022	2021
Amortization expense related to intangible assets	$2	$2	$2
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2024 – $2 million, 2025 – $2 million, 2026 – $2 million, 2027 and cumulatively thereafter – $0 million.
NOTE 12 INCOME TAXES
The components of the Company’s income from continuing operations before income taxes by taxing jurisdiction were as follows:

In millions	2023	2022	2021
U.S.	$121	$176	$80
Non-U.S.	248	291	248
Income from continuing operations before income taxes	$369	$467	$328

Income tax provision by taxing jurisdictions was as follows:

In millions	2023	2022	2021
Current tax provision
U.S. federal	$32	$56	$26
U.S. state and local	11	15	5
Non-U.S.	73	67	76
	$116	$138	$107
Deferred tax provision
U.S. federal	$(3)	$(11)	$(3)
U.S. state and local	(7)	(1)	(1)
Non-U.S.	10	5	(2)
	$—	$(7)	$(6)
Income tax provision	$116	$131	$101
A reconciliation of income taxes using the statutory U.S. income tax rate of 21% compared to the reported income tax provision is summarized as follows:

In millions	2023	2022	2021
Income from continuing operations before income taxes	$369	$467	$328
Statutory U.S. income tax rate	21%	21%	21%
Income taxes using the statutory U.S. income tax rate	77	98	69
State and local income taxes	2	11	5
Impact of rate differential on non-U.S. earnings	31	29	33
Non-U.S. valuation allowance	7	2	4
Permanent benefit for non-U.S. interest deductions	(11)	(10)	(10)
Foreign currency differences and other permanent deductions	—	(9)	—
Uncertain tax positions	6	—	—
U.S. tax on non-U.S. earnings (GILTI and Subpart F)	2	11	—
Other, net	2	(1)	—
Income tax provision	$116	$131	$101
Effective income tax rate	31%	28%	31%

The components of deferred income tax assets and liabilities are as follows:

In millions	2023	2022
Deferred income tax assets:
Net operating and capital loss carryforwards	$27	$21
Accrued payroll and benefits	33	31
Lease liabilities	12	7
Tax credits	25	24
Capitalized research and development	15	7
Other	32	40
Gross deferred income tax assets	144	130
Less: valuation allowance	(39)	(32)
Net deferred income tax asset	$105	$98
Deferred income tax liabilities:
Intangibles	$(47)	$(44)
Inventories	(12)	(20)
Right of use assets	(11)	(6)
Deferred foreign income	(62)	(50)
Plants, properties and equipment	(85)	(81)
Forestlands	(52)	(48)
Gross deferred income tax liabilities	(269)	(249)
Net deferred income tax liability	$(164)	$(151)

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2023, a valuation allowance of $39 million has been recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company made income tax payments, net of refunds, of $112 million during 2023.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In millions	2023	2022	2021
Balance at January 1	$(4)	$(3)	$(18)
(Additions) reductions for tax positions related to current year	(6)	(1)	(2)
Reductions for tax positions related to prior years	—	—	—
Transfer of tax positions related to prior years to Parent	—	—	17
Balance at December 31	$(10)	$(4)	$(3)

Included in the balance of unrecognized tax benefits as of December 31, 2023, December 31, 2022 and December 31, 2021 are $10 million, $4 million and $3 million, respectively, of tax benefits that if recognized would affect the effective tax rate. The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. During 2023, we accrued $1 million of interest, and as of December 31, 2023, recognized a liability for interest of $4 million. During 2022, we accrued $1 million of interest, and as of December 31, 2022, recognized a liability for interest of $3 million. During 2021, we accrued $1 million of interest, and as of December 31, 2021, recognized a liability for interest of $2 million.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $119 million in tax and $274 million in interest, penalties and fees (adjusted for variation in currency exchange rates and a recent law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
The following details the scheduled expiration dates of the Company’s December 31, 2023 net operating loss and income tax credit carryforwards:

In millions	2024 Through 2032	Indefinite	Total
Non-U.S. NOLs	$6	$21	$27
U.S. federal, non-U.S. and state tax credit carryforwards	—	25	25
Total	6	46	52
Less: related valuation allowance	(6)	(31)	(37)
Total, net	$—	$15	$15
NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES
ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of December 31, 2023.

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

Additionally, in October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan is to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB and, in the fourth quarter of 2023 CETESB approved the pre-intervention stages of the pilot intervention plan and requested that some additional measures be added to the plan. In the first quarter of 2024, the Company submitted additional measures that were approved by CETESB.

As of December 31, 2023, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability because the further studies to be conducted and the remediation that may be required will depend on the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

TAXES OTHER THAN PAYROLL TAXES
See Note 12 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

The Company reached an amnesty agreement with the Brazilian government related to certain VAT amounts assessed in prior years. This agreement resulted in the recognition of $9 million of interest income during the first quarter of 2023. In addition, the Company recorded a gain to adjust the recognition of a foreign VAT refund in Brazil. This resulted in $5 million of income in cost of products sold and $4 million of interest income during the fourth quarter of 2023.

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

NOTE 14 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions as of December 31	2023	2022
Term Loan F - due 2027 (a)	$471	$496
Term Loan A - due 2028 (b)	266	—
7% Senior Notes - due 2029 (c)	89	444
Securitization Program	117	75
Other	16	17
Less: current portion	(28)	(29)
Total	$931	$1,003

(a)    As of December 31, 2023 and December 31, 2022, presented net of $3 million and $4 million in unamortized debt issuance costs, respectively.
(b)    As of December 31, 2023, presented net of $2 million in unamortized debt issuance costs.
(c)    As of December 31, 2023 and December 31, 2022, presented net of $1 million and $6 million in unamortized debt issuance costs, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. As of December 31, 2022, the Company had no outstanding borrowings on the Revolving Credit Facility and $24 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $426 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the consolidated balance sheet.

In the first quarter of 2023, the Company announced the commencement of a cash tender offer to purchase any and all of the Company’s outstanding 2029 Senior Notes. The Company also solicited consents from the holders of the 2029 Senior Notes to amend certain provisions of the indenture with respect to the notes. In connection with the tender offer and the consent solicitation, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”) maturing in 2028. Term Loan A, together with the $60 million of borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. Upon close in the first quarter, $360 million aggregate principal of the notes were tendered, resulting in a debt extinguishment cost of $5 million, related to the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.”

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the years ended December 31, 2023 and December 31, 2022 was 5.92% and 5.19%, respectively.

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

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 70 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 6.31% and 5.23% as of December 31, 2023 and December 31, 2022, respectively.

In connection with the Term Loan F, the Company was party to interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter of 2023, the Company received cash proceeds of $12 million from the unwind of the four interest rate swaps maturing in 2024 with a total notional amount of $200 million. In the third quarter 2023, the Company received $19 million from the unwind of the four interest rate swaps maturing in 2026, with a total notional value of $200 million. The resulting gain from unwinds will be amortized into interest expense over the original contract term of the swaps, of which less than one year is remaining for the swaps originally maturing in 2024 and approximately three years is remaining for the swaps originally maturing in 2026. The related gain from all swap proceeds has been deferred within “Accumulated other comprehensive loss” in the consolidated balance sheet.

In the first quarter of 2023, the Company entered into four new interest rate swaps with various counterparties with a notional amount of $200 million, maturing in 2025. The interest rate swaps are designated as cash flow hedges, and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.72% to 3.75%.

During second quarter of 2023, all outstanding interest rate swap agreements related to Term Loan F were amended to provide a hedge against changes in variable rate cash flows regarding fluctuations in SOFR as compared to the previous benchmark rate of one-month LIBOR. The revisions to the interest rate swap agreements did not impact our hedge accounting because we applied the accounting expedients outlined in ASU 2020-04 and ASU 2021-01 of ASC Topic 848, Reference Rate Reform.

As of December 31, 2023 and December 31, 2022, the total fair value of the interest rate swaps related to Term Loan F was an asset of $1 million and $30 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In connection with the issuance of Term Loan A, the Company entered into interest rate swaps with a current aggregate notional amount of $269 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. In the fourth quarter of 2023, as a result of a $20 million prepayment of Term Loan A, the Company paid $232,000 to unwind a notional value of $20 million of swaps. As of December 31, 2023, the fair value of these interest rate swaps resulted in a liability of $5 million, recorded within “Other liabilities.”

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

The limit on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute is $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00. However, limitations imposed on restricted payments are eliminated prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay the Company’s share of the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. As of December 31, 2023, the Company has deposited $60 million in an account subject to the control of the administrative agent. Therefore, our ability to make restricted payments under the credit agreement is governed by the provisions in the credit agreement in effect as if the Brazil Tax Dispute is settled, if at the time of any restricted payments we maintain $225 million of available liquidity.

As of December 31, 2023, we were in compliance with our debt covenants.

The fair market value of total debt was approximately $1.0 billion at December 31, 2023.

At December 31, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows over the next five years: 2024 - $28 million; 2025 - $155 million; 2026 - $43 million; 2027 - $414 million; 2028 - $231 million; and thereafter - $99 million.
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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets and the plans’ funded status.

In millions	2023	2022
Change in projected benefit obligation:
Benefit obligation, January 1	$307	$462
Service cost	4	6
Interest cost	17	13
Actuarial loss (gain)	11	(151)
Benefits paid	(7)	(7)
Expenses paid from assets	—	(1)
Effect of foreign currency exchange rate movements	6	(15)
Benefit obligation, December 31	$338	$307

Change in plan assets:
Fair value of plan assets, January 1	$286	$431
Actual return on plan assets	26	(126)
Company contributions	6	3
Benefits paid	(8)	(7)
Expenses paid from assets	—	(1)
Effect of foreign currency exchange rate movements	7	(14)
Fair value of plan assets, December 31	$317	$286
Funded status, December 31	$(21)	$(21)

Amounts recognized in the consolidated balance sheets:
Non-current asset	$12	$8
Non-current liability	(33)	(29)
	$(21)	$(21)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net prior service cost	$1	$2
Net actuarial loss	93	91
	$94	$93

The accumulated benefit obligation (“ABO”) for all plans was $328 million as of December 31, 2023 and $299 million as of December 31, 2022. The following table reflects the pension plans for which the accumulated benefit obligation or projected benefit obligation exceed the fair value of their respective plan assets at December 31:

In millions as of December 31	2023	2022
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$220	$201
Fair value of plan assets	196	180
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$229	$209
Fair value of plan assets	196	180

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

Net periodic pension expense comprised the following:

In millions	2023	2022	2021
Service cost	$4	$6	$2
Interest cost	17	13	6
Expected return on plan assets	(17)	(21)	(11)
Actuarial loss (gain)	3	4	2
Net periodic pension expense (benefit)	$7	$2	$(1)

ASSUMPTIONS

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2023 is also the discount rate used to determine net pension expense for the 2024 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2023	2022	2021
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.27%	5.52%	2.79%
Rate of compensation increase	3.30%	3.36%	3.36%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.52%	2.79%	2.79%
Expected long-term rate of return on plan assets	5.84%	5.18%	5.38%
Rate of compensation increase	3.36%	3.36%	2.85%
PLAN ASSETS
The plans maintain a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. The fair value of pension plan assets at December 31, 2023 and 2022 by asset class are shown below for the material plans. Each category of investments for the U.S. plans is diversified and comprised of the following:

•Equity investments - developed market and emerging market equity securities primarily held in mutual funds
•Debt securities - corporate bonds and government securities
•Other investments - represents primarily cash and cash equivalents

Each category of investments for the U.K. plan is diversified and comprised of the following:

•Growth assets – equities, diversified growth funds, absolute return fixed income funds, multi-asset credit funds, and other private equity type investments
•Stabilizing assets – liability-driven investments consisting primarily of interest and inflation linked assets, cash flow driven investments invested primarily in credit markets, and cash and cash equivalents
The target allocations for each asset class in the U.S. plan were 35% in equity securities, 65% in debt securities and 0% in other investment types for the year ended December 31, 2023, and were 23% in equity securities, 75% in debt securities and 2% in other investment types for the year ended December 31, 2022. The target allocations for each asset class in the U.K. plan were 33% in growth assets and 67% in stabilizing assets for the year ended December 31, 2023, and were 48% in growth assets and 52% in stabilizing assets for the year ended December 31, 2022. Pension assets for the immaterial plans totaled $30 million for the years ended December 31, 2023 and $26 million for the year ended December 31, 2022. These assets primarily relate to government securities within Level 1 of the fair value hierarchy.

Fair Value Measurement U.S. Plans
	2023			2022
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$5	$5	$—	$10	$10	$—
Equities - developed markets	58	58	—	41	—	41
Equities - emerging markets markets	7	7	—	—	—	—
Government securities	50	—	50	7	7	—
Corporate bonds	72	—	72	108	—	108
Other fixed income securities	—	—	—	9	—	9
Derivatives	—	—	—	1	—	1
Total Investments	$192	$70	$122	$176	$17	$159

Fair Value Measurement U.K. Plans
	2023			2022
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$1	$1	$—	$2	$2	$—
Equities - emerging markets	—	—	—	—	—	—
Diversified growth funds	8	—	8	6	—	6
Multi-asset credit	10	—	10	8	—	8
Absolute return fixed income	1	—	1	4	—	4
Liability driven investments	32	—	32	30	—	30
Cash flow driven investments	29	—	29	25	—	25
Other Investments:
Private equity	14	—	—	9	—	—
Total Investments	$95	$1	$80	$84	$2	$73

In accordance with accounting standards, certain investments that are measured at net asset value are not classified in the fair value hierarchy. As part of the U.K. plan assets, the Company holds investments in private equity fund partnerships. These investments are contractually locked up for the life of the private equity funds by the partnership agreements, which mature in

2031 and 2032. The remaining unfunded commitment of these partnership interests is $9 million as of December 31, 2023 and $11 million as of December 31, 2022.

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

At December 31, 2023, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2024	$8
2025	11
2026	13
2027	16
2028	17
2029-2033	113

OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s Brazilian employees are eligible for retiree health care and life insurance benefits. The accumulated benefit obligation for this plan as of December 31, 2023 and 2022 was $9 million and $7 million, respectively, which is recorded within other liabilities in the consolidated balance sheets.

DEFERRED COMPENSATION AND NON-QUALIFIED PENSION PLAN

We are responsible for certain deferred compensation and non-qualified pension plan balances related to our employees. These balances relate to employees who previously participated in plans sponsored by International Paper. As part of the spin-off, we assumed responsibility for these balances. As our employees become eligible for these benefits and these benefits are paid, we will be reimbursed by International Paper for the balances transferred upon the spin-off. As of December 31, 2023, there is a receivable of $24 million reflected within deferred charges and other assets of our consolidated balance sheets related to the plans. The deferred compensation savings plan liability of $21 million as of December 31, 2023 is recorded within accounts payable in the consolidated balance sheets. The non-qualified pension plan is included within the pension obligation and funded status presented above, and the liability is recorded in other liabilities in the consolidated balance sheets.
NOTE 16 INCENTIVE PLANS
The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units.
The equity and incentive plan has a maximum shares reserve for the grant of 4,410,725 shares. As of December 31, 2023, 2,806,393 shares remain available for future grants.

The following summarizes restricted stock unit and performance-based restricted stock unit activity for employees:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of October 1, 2021	—	—	—	—
Granted	664,569	28.51	—	—
Shares issued	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2021	664,569	$28.51	—	$—
Granted	258,518	39.23	321,271	41.47
Shares issued	(236,086)	28.67	—	—
Forfeited	(36,272)	31.36	(16,675)	41.47
Outstanding as of December 31, 2022	650,729	$32.55	304,596	$41.47
Granted	287,796	47.36	211,791	51.00
Shares issued	(300,594)	31.87	—	—
Forfeited	(10,625)	42.94	(8,700)	45.76
Outstanding as of December 31, 2023	627,306	$39.50	507,687	$45.37

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

The expected term is based on the roughly three-year vesting period of the awards, and the expected dividend yield used is zero as the Company pays dividend equivalent units throughout the performance period. The risk-free rate is based upon the yield of term-matched, zero-coupon securities using the Treasury Constant Maturities yield curve. As Sylvamo did not have sufficient stock price history, the volatility estimate was calculated as a simple average of similar peers and the correlation with the index was calculated as the average index correlation of the peer group.

The Monte Carlo simulation to value the relative TSR share units used the following assumptions:

	2023	2022
Expected volatility	50.03%	49.64%
Risk-free interest rate	4.42%	1.66%
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

In millions	2023	2022	2021
Total stock-based compensation expense (included in selling and administrative expense)	$23	$20	$14
Income tax benefit related to stock-based compensation	$7	$5	$3
As of December 31, 2023, $14 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.3 years.
NOTE 17 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. As discussed in Note 8 Divestiture and Impairment of Business, the Company’s Russian operations have been classified as discontinued operations and as a result are no longer reported within the Europe business segment for any periods presented.
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

INFORMATION BY BUSINESS SEGMENT
Net Sales

In millions	2023	2022	2021
Europe	$821	$501	$366
Latin America	1,006	1,023	786
North America	1,951	2,173	1,718
Corporate and Intersegment Sales	(57)	(69)	(42)
Net Sales	$3,721	$3,628	$2,828
The Company had one customer within our North America business segment that represented approximately 14%, 13% and 12% of our consolidated and combined net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

Business Segment Operating Profit

In millions	2023	2022	2021
Europe	$(25)	$50	$(29)
Latin America	197	212	194
North America	269	291	133
Business Segment Operating Profit	$441	$553	$298
Income from continuing operations before income taxes	$369	$467	$328
Interest expense (income), net	34	69	(1)
Corporate special items, net	14	12	5
Other special items, net	24	5	(34)
Business Segment Operating Profit	$441	$553	$298
Other Special Items, Net

In millions	2023	2022	2021
Europe	$19	$1	$—
Latin America	(3)	—	(35)
North America	8	4	1
Other Special Items, Net	$24	$5	$(34)
Assets

In millions as of December 31	2023	2022
Europe	$370	$258
Latin America	1,226	1,129
North America	909	894
Corporate and Other (a)	367	429
Assets	$2,872	$2,710
(a)     Includes corporate assets.
Capital Spending

In millions	2023	2022	2021
Europe	$31	$7	$6
Latin America	112	76	39
North America	67	66	24
Capital Spending	$210	$149	$69
Depreciation, Amortization and Cost of Timber Harvested

In millions	2023	2022	2021
Europe	$28	$15	$18
Latin America	68	59	58
North America	47	51	50
Depreciation, Amortization and Cost of Timber Harvested	$143	$125	$126

INFORMATION BY GEOGRAPHIC AREA

External Net Sales (a)

In millions	2023	2022	2021
United States	$1,951	$2,173	$1,718
Brazil	995	1,008	734
Europe	821	501	366
Americas, other than United States and Brazil	11	15	52
Corporate and Intersegment Sales	(57)	(69)	(42)
Net Sales	$3,721	$3,628	$2,828
(a)Net sales are attributed to countries based on the location of the seller.
Long-Lived Assets

In millions as of December 31	2023	2022
United States	$450	$436
Brazil	727	635
Europe	189	68
Long-Lived Assets	$1,366	$1,139
NOTE 18 RELATED PARTY TRANSACTIONS
Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. The following discussion summarizes activity between the Company and International Paper both prior and subsequent to the spin-off.

On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper was no longer a related party from that point forward.

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

TRANSITION SERVICES AGREEMENT

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement in 2022 and 2021 was $23 million and $7 million, respectively. The Company is no longer receiving services under this agreement.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Due to the timing of this acquisition, we have excluded this business from our evaluation of the effectiveness of internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has continued the process of integrating the acquired Nymölla mill into the Company's internal control over financial reporting. As a result of these integration activities, controls have been changed and migrated into our control environment. The initial annual assessment of internal controls over financial reporting for the Nymölla mill will be conducted over the course of our 2024 assessment cycle. Excluding the integration of the acquired Nymölla mill, there were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

INSIDER TRADING ARRANGEMENTS

On December 1, 2023, Jean-Michel Ribiéras, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the sale, at an established limit price, of all shares of stock that will he will receive on March 1, 2024, pursuant to the vesting of certain restricted stock units granted under the Sylvamo 2021 Incentive Compensation Plan. The approximate number of shares that he may receive upon vesting, and thus covered by the plan, is 37,000. The plan expires on the earlier of the date that all the shares under the plan are sold and December 31, 2024.

Except as disclosed above, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s quarter ended December 31, 2023.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the applicable portions of the definitive proxy statement of Sylvamo related to its 2024 annual meeting of shareholders to be filed no later than 120 days after December 31, 2023 (the “Proxy Statement”).

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

4.2*	Exhibit 4.2 Description of Capital Stock of Sylvamo Corporation.

4.3
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.4
Supplemental Indenture, dated as of September 29, 2021, among the Subsidiary Guarantors named therein, each a subsidiary of Sylvamo Corporation, Sylvamo Corporation (the “Company”). The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee under the Indenture dated as of September 3, 2021, among the Company, International Paper Company, as Guarantor, and the Trustee, as trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K filed 2/22/23).

4.5
Second Supplemental Indenture, dated as of March 10, 2023, between Sylvamo Corporation and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on March 10, 2023 (the “Form 8-K filed 3/10/23”).

4.6	Form of 7.000% Senior Note due 2029 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 9/3/2021).

10.1
Credit Agreement, dated September 13, 2021, among Sylvamo Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.2
Credit Extension Amendment and Amendment No.2 to Credit Agreement, dated as of March 9, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time (including pursuant to Amendment No. 2)), among Sylvamo Corporation, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 3/10/23).

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

10.6
Cooperation Agreement, dated February 14, 2023, by and among Sylvamo Corporation and the persons and entities set forth on the exhibit thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.7		Tax Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/1/2021).

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

10.10		Brazil Payment Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.15 to the Form 8-K filed 10/1/2021).

10.11		Fiber Purchase Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 9/3/2021).

10.12	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed 9/28/2021).

10.13	†	Terms and Conditions of Long-Term Incentive Plan Award (incorporated by reference to Exhibit 10.24 to the Form 10-K filed 3/2/2022).

10.14	†	2023 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to the Form 10-K filed 2/22/23).

10.15 *	†	2024 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.16	†	Sylvamo Corporation 2023 Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to the Form 10-K filed 2/22/23).

10.17* ***	†	Sylvamo Corporation 2024 Annual Incentive Plan.

10.18	†	Sylvamo Corporation 2021 Executive Severance Plan (restated) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed 2/22/23).

10.19	†	Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the Form 10 filed 8/9/2021).

10.20	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

14.1		Code of Conduct (incorporated by reference to Exhibit 14.1 to the Form 10-K filed 2/22/23).

21.1 *		Subsidiaries.

23.1 *		Consent of Independent Registered Public Accounting Firm.

31.1 *		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97 *		Exhibit 97 Clawback Policy.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

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

SYLVAMO CORPORATION

By:    /s/ Matthew L. Barron                                February 21, 2024

Name: Matthew L. Barron

Title: Senior Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-MICHEL RIBIÉRAS	Chairman and Chief Executive Officer and Director (principal executive officer)	February 21, 2024
Jean-Michel Ribiéras

/s/ JOHN V. SIMS	Senior Vice President and Chief Financial Officer (principal financial officer)	February 21, 2024
John V. Sims

/s/ KEVIN W. FERGUSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 21, 2024
Kevin W. Ferguson

/s/ STAN ASKREN	Director	February 21, 2024
Stan Askren

/s/ CHRISTINE BREVES	Director	February 21, 2024
Christine Breves

/s/ JEANMARIE DESMOND	Director	February 21, 2024
Jeanmarie Desmond

/s/ LIZANNE GOTTUNG	Director	February 21, 2024
Lizanne Gottung

Signature	Title	Date

/s/ JOIA JOHNSON	Director	February 21, 2024
Joia Johnson

/s/ KARL L. MEYERS	Director	February 21, 2024
Karl L. Meyers

/s/ DAVID PETRATIS	Director	February 21, 2024
David Petratis

/s/ PAUL ROLLINSON	Director	February 21, 2024
Paul Rollinson

/s/ MARK W. WILDE	Director	February 21, 2024
Mark W. Wilde

/s/ JAMES ZALLIE	Director	February 21, 2024
James Zallie

APPENDIX I

2023 LISTING OF FACILITIES

UNCOATED PAPERS

U.S.:
Ticonderoga, New York
Eastover, South Carolina
Sumter, South Carolina

International:
Luiz Antônio, São Paulo, Brazil
Mogi Guaçu, São Paulo, Brazil
Três Lagoas, Mato Grosso do Sul, Brazil
Saillat, France
Nymolla, Sweden

APPENDIX II

2023 CAPACITY INFORMATION

In thousands of short tons	2023
Europe
Uncoated Papers	765
Market Pulp	130
Europe	895
Latin America
Uncoated Papers	1,105
Market Pulp	165
Latin America	1,270
North America
Uncoated Papers	975
Market Pulp	115
Total owned mill capacity	1,090
Uncoated Papers (capacity under offtake agreements)	495
Uncoated Bristols (capacity under offtake agreements)	160
Total capacity under offtake agreements	655
North America	1,745
Total	3,910

Forest Resources
We own or manage approximately 250,000 acres of forestlands in Brazil.