Form 10-Q
period 2024-03-31
Sylvamo Corp
filed 2024-05-10
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 3, 2024 was 41,127,768.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
NET SALES	$905	$941
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	716	670
Selling and administrative expenses	74	82
Depreciation, amortization and cost of timber harvested	39	35
Taxes other than payroll and income taxes	7	6
Interest (income) expense, net	9	7
INCOME BEFORE INCOME TAXES	60	141
Income tax provision	17	44
NET INCOME	$43	$97
EARNINGS PER SHARE
Basic	$1.04	$2.28
Diluted	$1.02	$2.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$43	$97
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0 and $0)	—	—
Change in cumulative foreign currency translation adjustment	(38)	41
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $1 and $0)	4	(4)
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1 and $2)	(3)	(4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(37)	33
COMPREHENSIVE INCOME (LOSS)	$6	$130
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$149	$220
Restricted cash	60	60
Accounts and notes receivable, net	413	428
Contract assets	35	27
Inventories	407	404
Other current assets	51	54
Total Current Assets	1,115	1,193
Plants, Properties and Equipment, net	986	1,002
Forestlands	385	364
Goodwill	134	139
Right of Use Assets	64	58
Deferred Charges and Other Assets	113	116
TOTAL ASSETS	$2,797	$2,872
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$404	$421
Notes payable and current maturities of long-term debt	28	28
Accrued payroll and benefits	52	63
Other current liabilities	165	183
Total Current Liabilities	649	695
Long-Term Debt	921	931
Deferred Income Taxes	180	189
Other Liabilities	158	156
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.9 shares and 44.5 shares issued and 41.4 shares and 41.2 shares outstanding at March 31, 2024 and December 31, 2023, respectively	45	45
Paid-in capital	54	48
Retained earnings	2,253	2,222
Accumulated other comprehensive loss	(1,293)	(1,256)
	1,059	1,059
Less: Common stock held in treasury, at cost, 3.5 shares and 3.3 shares at March 31, 2024 and December 31, 2023, respectively	(170)	(158)
Total Equity	889	901
TOTAL LIABILITIES AND EQUITY	$2,797	$2,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$43	$97
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	39	35
Deferred income tax provision (benefit), net	2	5
Stock-based compensation	7	7
Changes in operating assets and liabilities and other:
Accounts and notes receivable	8	82
Inventories	(5)	(81)
Accounts payable and accrued liabilities	(45)	(100)
Other	(22)	18
CASH PROVIDED BY OPERATING ACTIVITIES	27	63
INVESTMENT ACTIVITIES
Invested in capital projects	(60)	(61)
Acquisition of business, net of cash acquired	—	(167)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(60)	(228)
FINANCING ACTIVITIES
Dividends paid	(12)	(10)
Issuance of debt	6	427
Reduction of debt	(17)	(407)
Repurchases of common stock	(5)	(10)
Other	(7)	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(35)	(8)
Effect of Exchange Rate Changes on Cash	(3)	4
Change in Cash, Temporary Investments and Restricted Cash	(71)	(169)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	280	360
End of the period	$209	$191
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. Intra-Europe paper revenue and related cost of products sold reflect the correction of an immaterial error which reduced both net sales and cost of products sold by $18 million for three-month period ended March 31, 2023. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

Acquisition of Nymölla

On January 2, 2023, the Company completed the acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition. See Note 7 Acquisitions for further details.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2024.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended March 31,
In millions	2024	2023
Europe
Uncoated Papers	$186	$203
Market Pulp	21	27
Europe	207	230
Latin America
Uncoated Papers	196	186
Market Pulp	12	20
Latin America	208	206
North America
Uncoated Papers	471	487
Market Pulp	19	18
North America	490	505
Total	$905	$941
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $8 million and $8 million are included in “Other current liabilities” as of March 31, 2024 and December 31, 2023, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months ended March 31, 2024 and 2023 is provided below:

Three Months Ended March 31, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Stock-based employee compensation	—	—	6	—	—	(7)	(1)
Share repurchases	—	—	—	—	—	(5)	(5)
Dividends ($0.30 per share)	—	—	—	(12)	—	—	(12)
Comprehensive income (loss)	—	—	—	43	(37)	—	6
Balance, March 31, 2024	45	$45	$54	$2,253	$(1,293)	$(170)	$889

Three Months Ended March 31, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	—	—	7	—	—	(5)	2
Share repurchases	—	—	—	—	—	(10)	(10)
Dividends ($0.25 per share)	—	—	—	(10)	—	—	(10)
Comprehensive income (loss)	—	—	—	97	33	—	130
Balance, March 31, 2023	44	$44	$32	$2,116	$(1,305)	$(97)	$790

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended March 31,
In millions	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(77)	$(76)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	(77)	(76)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,197)	(1,288)
Other comprehensive income (loss) before reclassifications	(38)	41
Balance at end of period	(1,235)	(1,247)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	18	26
Other comprehensive income (loss) before reclassifications	4	(4)
Amounts reclassified from accumulated other comprehensive income	(3)	(4)
Balance at end of period	19	18
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,293)	$(1,305)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Net income	$43	$97
Weighted average common shares outstanding	41.3	42.5
Effect of dilutive securities	0.8	0.6
Weighted average common shares outstanding - assuming dilution	42.1	43.1
Earnings per share - basic	$1.04	$2.28
Earnings per share - diluted	$1.02	$2.25
Anti-dilutive shares (a)	0.6	0.6

(a) Common stock related to service-based restricted stock units and performance-based restricted stock units were outstanding but excluded from the computation of diluted earnings per share because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 7 ACQUISITIONS

In January 2023, the Company completed the acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €157 million (approximately $167 million) after post-close working capital adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines.

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $69 million and $109 million at March 31, 2024 and December 31, 2023, respectively.

Restricted Cash

Restricted cash of $60 million as of March 31, 2024 and December 31, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 13 Long-Term Debt for further details.

The following table provides a reconciliation of cash, temporary investments and restricted cash in the condensed consolidated balance sheets to total cash, temporary investments and restricted cash in the condensed consolidated statements of cash flows:

In millions	March 31, 2024	December 31, 2023
Cash and temporary investments	$149	$220
Restricted cash	60	60
Total cash, temporary investments and restricted cash in the statements of cash flows	$209	$280

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	March 31, 2024	December 31, 2023
Accounts and notes receivable:
Trade	$393	$404
Notes and other	20	24
Total	$413	$428

The allowance for expected credit losses was $25 million and $25 million at March 31, 2024 and December 31, 2023, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2024	December 31, 2023
Raw materials	$56	$60
Finished paper and pulp products	223	213
Operating supplies	107	109
Other	21	22
Total	$407	$404

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.7 billion and $3.8 billion at March 31, 2024 and December 31, 2023, respectively. Depreciation expense was $33 million and $30 million for the three months ended March 31, 2024 and 2023, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $17 million and $17 million each at March 31, 2024 and December 31, 2023.

Forestlands

Non-cash additions to Forestlands included within accounts payable were $10 million at March 31, 2024. There were no non-cash additions to Forestlands included within accounts payable as of December 31, 2023.

Other Liabilities and Costs

During the three months ended September 30, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce. These severance amounts are reflected in Other current liabilities in our condensed consolidated balance sheet. As of March 31, 2024, the reserve totaled approximately $8 million which will be paid in cash over the remainder of 2024.

Interest

Interest payments of $17 million and $24 million were made during the three months ended March 31, 2024 and March 31, 2023, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Interest expense (a)	$14	$19
Interest income (b)	(4)	(11)
Capitalized interest cost	(1)	(1)
Total	$9	$7

(a)    Interest expense for the three months ended March 31, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the three months ended March 31, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

As of March 31, 2024 and December 31, 2023, we have recorded liabilities of $28 million and $27 million related to asset retirement obligations. These amounts are included in “Other liabilities.”

NOTE 9 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $14 million and $17 million for the three months ended March 31, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Right of use assets	$64	$58
Finance lease assets	Plants, properties, and equipment, net (a)	22	22
Total leased assets		$86	$80
Liabilities
Current
Operating	Other current liabilities	$19	$18
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	52	46
Finance	Long-term debt	13	14
Total lease liabilities		$86	$80

(a)Finance leases are recorded net of accumulated amortization of $16 million and $16 million as of March 31, 2024 and December 31, 2023, respectively.

NOTE 10 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the three months ended March 31, 2024:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2023
Goodwill	$11	$129	$—	$140
Accumulated impairment losses	(1)	—	—	(1)
	$10	$129	$—	$139
Currency translation and other	—	(5)	—	(5)
Balance as of March 31, 2024
Goodwill	11	124	—	135
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$124	$—	$134
NOTE 11 INCOME TAXES
An income tax provision of $17 million and $44 million was recorded for the three months ended March 31, 2024 and March 31, 2023, and the reported effective income tax rate was 28% and 31%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $119 million in tax, and $278 million in interest, penalties and fees as of March 31, 2024 (adjusted for variation in currency exchange rates and recent law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

Pursuant to the terms of the Tax Matters Agreement, International Paper will pay 60%, and Sylvamo will pay 40% on up to $300 million of any assessment related to this matter, and International Paper will pay all amounts of the assessment over $300 million. Also in connection with this agreement, all decisions concerning the conduct of the litigation related to this matter, including settlement strategy, pursuit and abandonment, will continue to be made by International Paper, which is vigorously defending Sylvamo Brasil’s historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of March 31, 2024.

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

As of March 31, 2024, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability because the further studies to be conducted and the remediation that may be required will depend on the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

Taxes Other Than Payroll Taxes

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to our Brazilian subsidiary for approximately $52 million regarding unpaid VAT arising from intercompany transactions. This assessment includes $21 million in tax and $31 million in interest and penalties. As of March 31, 2024, no reserve has been recorded by the Company because the risk of loss is not probable.

The Company reached an amnesty agreement with the Brazilian government related to certain VAT amounts assessed in prior years, which are unrelated to the 2024 tax assessment noted above. This agreement resulted in the recognition of $9 million of interest income during the first quarter of 2023.

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

NOTE 13 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	March 31, 2024	December 31, 2023
Term Loan F - due 2027 (a)	$465	$471
Term Loan A - due 2028 (b)	263	266
7.00% Senior Notes - due 2029 (c)	89	89
Securitization Program	117	117
Other	15	16
Less: current portion	(28)	(28)
Total	$921	$931

(a) As of March 31, 2024 and December 31, 2023, presented net of $3 million and $3 million in unamortized debt issuance costs, respectively.
(b) As of March 31, 2024 and December 31, 2023, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(c) As of March 31, 2024 and December 31, 2023, presented net of $1 million and $1 million in unamortized debt issuance costs, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of March 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended March 31, 2024 was 6.29%, and the average interest rate for the year ended December 31, 2023 was 5.92%.

In the first quarter of 2023, in connection with the tender offer and the consent solicitation related to the 2029 Senior Notes, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”) maturing in 2028. Term Loan A, together with $60 million borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. Upon close in the first quarter of 2023, $360 million aggregate principal of the notes were tendered, resulting in a debt extinguishment cost of $5 million, related to the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.”

The 2029 Senior Notes are unsecured bonds with a 7.00% fixed interest rate, payable semi-annually. The interest rates applicable to the Term Loan F, Term Loan A and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 1.85%, 1.85% and 1.60%, respectively, payable monthly, with a SOFR floor of 0.00%. The obligations under the Term Loan F, Term Loan A and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and along with the 2029 Senior Notes facility are guaranteed by Sylvamo and certain subsidiaries.

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 6.28% and 6.31% as of March 31, 2024 and December 31, 2023, respectively.

In connection with the Term Loan F, the Company was party to interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter of 2023, the Company received cash proceeds of $12 million from the unwind of four interest rate swaps maturing in 2024 with a total notional amount of $200 million. The related gain from all swap proceeds has been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet and will be amortized into interest expense over the original contract term of the swaps, of which less than one year is remaining for the swaps originally maturing in 2024. In addition, the Company liquidated the swaps maturing in 2026 with a notional amount of $200 million in the third quarter of 2023.

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

As of March 31, 2024 and December 31, 2023, the fair value of the interest rate swaps related to Term Loan F resulted in an asset of $3 million and $1 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In relation to Term Loan A, the Company is party to interest rate swaps with a current aggregate notional amount of $265 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of March 31, 2024 and December 31, 2023, the fair value of these interest rate swaps resulted in a liability of $1 million and $5 million, respectively, recorded within “Other liabilities.”

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

The limit on restricted payments that we may make prior to the resolution of the Brazil Tax Dispute is $60 million if our pro-forma consolidated leverage ratio is less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio is less than 2.00 to 1.00. However, limitations imposed on restricted payments are eliminated prior to the final settlement of the Brazil Tax Dispute if (i) we deposit $120 million in an account subject to the control of the administrative agent under our credit agreement, or (ii) we deposit $60 million in such an account and maintain $225 million of available liquidity at the time we make restricted payments. The funds deposited in the account would be used to pay the Company’s share of the settlement of the Brazil Tax Dispute, with any excess funds returned to us if our portion of any final settlement amount is less than the amount on deposit. In 2023, the Company deposited $60 million in an account subject to the control of the administrative agent. Therefore, our ability to make restricted payments under the credit agreement is governed by the provisions in the credit agreement in effect as if the Brazil Tax Dispute is settled, if at the time of any restricted payments we maintain $225 million of available liquidity.

As of March 31, 2024, we were in compliance with our debt covenants.
NOTE 14 PENSION AND POSTRETIREMENT BENEFIT PLANS
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the three months ended March 31, 2024 and March 31, 2023 was immaterial.

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
NOTE 15 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of March 31, 2024, 2,551,633 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended March 31,
In millions	2024	2023
Total stock-based compensation expense (included in selling and administrative expense)	$7	$7
As of March 31, 2024, $30 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

NOTE 16 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis, consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profit is used by the Company’s management to measure the earnings performance of its businesses. Management believes that this measure provides investors and analysts useful insights into our operating performance. Business segment operating profit is defined as income before income taxes, excluding interest (income) expense, net, and net special items.
External sales are defined as those that are made to parties outside the Company’s combined group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.
Information By Business Segment
Net Sales

	Three Months Ended March 31,
In millions	2024	2023
Europe	$207	$230
Latin America	216	222
North America	490	505
Intersegment Sales	(8)	(16)
Net Sales	$905	$941
Business Segment Operating Profit

	Three Months Ended March 31,
In millions	2024	2023
Europe	$(4)	$23
Latin America	14	46
North America	62	97
Business Segment Operating Profit	$72	$166
Income before income taxes	$60	$141
Interest (income) expense, net	9	7
Net special items expense (income) (a)	3	18
Business Segment Operating Profit	$72	$166
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2023, 2022 and 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2023 Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
EXECUTIVE SUMMARY

First quarter 2024 net income was $43 million ($1.02 per diluted share) compared with $97 million ($2.25 per diluted share) for the first quarter of 2023. Net sales were $905 million in the current quarter compared with $941 million in the prior year. Cash from operations was $27 million compared to $63 million in the first quarter of last year. Adjusted EBITDA was $118 million and our adjusted EBITDA margin was 13% compared to $208 million and an adjusted EBITDA margin of 22% in the first quarter of 2023. Free cash flow was $(33) million compared to $2 million in the first quarter of 2023.

Comparing our performance in the first quarter of 2024 to the prior year, price and mix decreased, partially offset by higher volume in all three regions. We benefited from lower input and transportation costs in the current quarter which was partially offset by higher planned maintenance outage costs due to the timing of outages in Latin America and North America as compared to the prior year.

Uncoated freesheet conditions continue to improve. Our order books in Europe and North America have strengthened versus 2023 levels and we have implemented previously communicated price increases in both paper and pulp across all regions. In addition, we are experiencing stabilization of input costs.

Looking ahead to the second quarter of 2024, we expect price and mix to be favorable reflecting the realization of prior price increases in all regions and favorable mix in Latin America. Volume is expected to improve, reflecting seasonally stronger demand in Latin America plus continued momentum in Europe and North America. Operations and costs are expected to improve due to lower costs in Europe and North America as well as lower economic downtime in North America. Additionally, we expect input and transportation costs to be flat as better transportation and energy costs in North America will be largely offset by unfavorable fiber costs in Latin America. Lastly, we expect planned maintenance outage costs to increase slightly from the first quarter as we will spend about three quarters of our total annual planned maintenance costs in the first half of the year.

Acquisition of Nymölla

On January 2, 2023, the Company completed the acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. Sylvamo accounted for the acquisition under ASC 805, “Business Combinations” and the Nymölla mill’s results of operations are included in Sylvamo’s condensed consolidated financial statements from the date of acquisition. See Note 7 Acquisitions for further details.

Pillar Two Directive

The Organization for Economic Co-Operation and Development (“OECD”) has been working on a project to act to prevent what it refers to as base erosion and profit shifting (“BEPS”). Most recently, the OECD, through an association of almost 140 countries known as the “inclusive framework,” has announced a consensus to address, among other things, perceived challenges presented by global digital commerce (“Pillar 1”) and the perceived need for a minimum global effective tax rate of 15% (“Pillar 2”). On December 15, 2022, the European Union formally adopted the Pillar Two Directive, and a majority of EU member states have enacted the directive into domestic law as of December 31, 2023. Other countries are taking similar actions. The Pillar Two Directive has not had a material impact on our condensed consolidated financial statements.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended March 31,
In millions	2024	2023
Income Before Income Taxes	$60	$141
Interest (income) expense, net	9	7
Net special items expense (income) (b)	3	18
Business Segment Operating Profit (a)	$72	$166
Europe	$(4)	$23
Latin America	14	46
North America	62	97
Business Segment Operating Profit (a)	$72	$166

(a)    We define business segment operating profit as our income before income taxes calculated in accordance with GAAP, excluding net interest expense (income) and net special items. We believe that business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 16 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended March 31,
In millions	2024	2023
Net Sales	$207	$230
Operating Profit	$(4)	$23

Our Europe business segment net sales decreased $23 million, compared to the same period in 2023, primarily due to lower sales price and mix ($46 million) which more than offset higher volumes ($26 million).

Europe operating profit was $27 million lower than the same period in 2023, driven primarily by lower sales prices and less favorable product mix ($46 million) and higher operating costs ($1 million) which more than offset the impacts of lower input costs, primarily for chemicals ($8 million), higher volumes ($7 million) and lower unabsorbed costs due to economic downtime ($5 million).

Latin America

	Three Months Ended March 31,
In millions	2024	2023
Net Sales	$216	$222
Operating Profit	$14	$46

Our Latin America business segment net sales decreased $6 million, compared to the same period in 2023, primarily driven by a decrease in sales price and mix ($34 million) which more than offset higher volumes ($25 million).

Operating profit for Latin America was $32 million lower than the same period in 2023, as lower sales prices and less favorable product mix ($34 million), along with higher operating costs ($14 million) and higher outage costs ($11 million) more than offset higher volumes ($5 million) and lower input costs ($22 million), primarily for purchased pulp, chemicals and energy.

North America

	Three Months Ended March 31,
In millions	2024	2023
Net Sales	$490	$505
Operating Profit	$62	$97

Our North America business segment net sales decreased $15 million, compared to the same period in 2023, as decreased sales prices and less favorable product mix ($35 million) more than offset higher volumes ($16 million).

Operating profit for North America was $35 million lower than the same period in 2023, primarily due to decreased sales prices and less favorable product mix ($35 million), higher outage costs ($14 million) and operating costs ($17 million) which more than offset higher volumes ($5 million), lower unabsorbed costs due to economic downtime ($6 million) and lower input costs ($20 million) primarily for wood, energy and chemicals, as well as lower distribution costs.

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

	Three Months Ended March 31,
In millions	2024	2023
Net Income	$43	$97
Income tax provision	17	44
Interest (income) expense, net	9	7
Depreciation, amortization and cost of timber harvested	39	35
Stock-based compensation	7	7
Net special items expense (income) (a)	3	18
Adjusted EBITDA (b)	$118	$208
Net Sales	$905	$941
Adjusted EBITDA Margin	13.0%	22.1%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (GAAP), net of taxes plus the sum of income taxes, net interest expense (income), depreciation, amortization and cost of timber harvested, stock-based compensation, and, when applicable for the periods reported, special items.
Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operating activities. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareowners. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended March 31,
In millions	2024	2023
Cash provided by operating activities	$27	$63
Adjustments:
Cash invested in capital projects	(60)	(61)
Free Cash Flow	$(33)	$2
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
Operating Activities

Cash provided by operating activities totaled $27 million for the three months ended March 31, 2024, compared with cash provided by operating activities of $63 million for the three months ended March 31, 2023. The decrease in cash provided by operating activities in 2024 relates primarily to lower net income offset by changes in working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $64 million for the three months ended March 31, 2024, compared with cash used for working capital components of $81 million for the three months ended March 31, 2023. The three months ended March 31, 2024 working capital components primarily reflect $8 million of cash provided by our accounts and notes receivable balance, offset by $5 million, $45 million and $22 million of cash used for our inventories, accounts payable and accrued liabilities balances, and other operating activities, respectively. The three months ended March 31, 2023 working capital components primarily reflect $82 million and $18 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $81 million and $100 million of cash used for our inventories and accounts payable and accrued liabilities balances, respectively.

Investment Activities

The total cash used for investing activities for the three months ended March 31, 2024 decreased from the three months ended March 31, 2023, primarily due to the purchase of the Nymölla mill which occurred in the prior year.

The following table shows capital spending by business segment:

	Three Months Ended March 31,
In millions	2024		2023
Europe	$2		$11
Latin America	49		32
North America	8		14
Corporate	1		4
Total	$60	$60	$61

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.
Financing Activities

Cash used for financing activities for the three months ended March 31, 2024 primarily reflects the payments of $6 million, $7 million, and $4 million on our outstanding principal debt balances for the AR Securitization, Term Loan F, and Term Loan A, respectively. These amounts are primarily offset by a draw on our AR Securitization of $6 million. During the three months ended March 31, 2024 the Company also paid $12 million in dividends and repurchased $5 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the three months ended March 31, 2023 primarily reflects the payments of $30 million, $10 million, and $7 million on our outstanding principal debt balances for the AR Securitization, Revolving Credit Facility, and Term Loan F, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $60 million, respectively. During the three months ended March 31, 2023 the Company also paid $10 million in dividends and repurchased $10 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2023 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2023. We continue to make the contractually required payments, and, therefore, the 2023 obligations and commitments described in our 2023 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the three months ended March 31, 2024, we have invested approximately $60 million, or 6.6% of net sales, in total capital expenditures. Over that period, we spent approximately $56 million, or 6.2% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $4 million, or 0.4% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $30 million to $35 million on high-return projects in 2024.
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
The Company has included in the Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2024.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 44 of the Company’s Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In January 2023, the Company completed its acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden. As of January 1, 2024, the Company had completed its integration of the Nymölla mill into the Company’s internal control over financial reporting. In the first quarter of 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. Note 11 Income Taxes and Note 12 Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q are incorporated into this Item 1 by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The matters set forth in Note 12 Commitments and Contingent Liabilities and incorporated herein are disclosed in accordance with such requirement.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2023 Form 10-K. There have been no material changes to the risk factors described in the 2023 Form 10-K. The risk factors in “Item 1A. Risk Factors,” in the 2023 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
January 1, 2024 - January 31, 2024	1,613	$49.11	—	$150
February 1, 2024 - February 29, 2024	1,948	$46.43	—	$150
March 1, 2024 - March 31, 2024	202,074	$60.12	91,264	$145
Total	205,635		91,264
(a) 114,371 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $145 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $5 million of shares during the three months ended March 31, 2024.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021).

3.2		Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.2	†
2024 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.15 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (the “Form 10-K filed 2/21/2024”)).

10.3	†	Sylvamo Corporation 2024 Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K filed 2/21/2024).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL		Taxonomy Extension Schema.

101.CAL XBRL		Taxonomy Extension Calculation Linkbase.

101.DEF XBRL		Taxonomy Extension Definition Linkbase.

101.LAB XBRL		Taxonomy Extension Label Linkbase.

101.PRE XBRL		Extension Presentation Linkbase.

104.		Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

†     Management contract or compensatory plan or arrangement
*    Filed herewith
**    Furnished herewith

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: May 10, 2024	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller