Form 10-Q
period 2024-06-30
Sylvamo Corp
filed 2024-08-09
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 2, 2024 was 41,001,335.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES	$933	$919	$1,838	$1,860
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	684	721	1,400	1,390
Selling and administrative expenses	82	76	156	159
Depreciation, amortization and cost of timber harvested	37	34	76	69
Taxes other than payroll and income taxes	8	6	15	12
Interest (income) expense, net	9	12	18	19
INCOME BEFORE INCOME TAXES	113	70	173	211
Income tax provision	30	21	47	65
NET INCOME	$83	$49	$126	$146
EARNINGS PER SHARE
Basic	$2.02	$1.16	$3.06	$3.44
Diluted	$1.98	$1.14	$3.00	$3.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$83	$49	$126	$146
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	—	—	—
Change in cumulative foreign currency translation adjustment	(98)	45	(136)	86
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $2, $9, $2 and $9)	(4)	22	—	18
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1, $4, $2 and $6)	(2)	(10)	(5)	(14)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	(104)	57	(141)	90
COMPREHENSIVE INCOME (LOSS)	$(21)	$106	$(15)	$236
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$145	$220
Restricted cash	60	60
Accounts and notes receivable, net	411	428
Contract assets	32	27
Inventories	412	404
Other current assets	40	54
Total Current Assets	1,100	1,193
Plants, Properties and Equipment, net	955	1,002
Forestlands	346	364
Goodwill	121	139
Right of Use Assets	59	58
Deferred Charges and Other Assets	110	116
TOTAL ASSETS	$2,691	$2,872
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$389	$421
Notes payable and current maturities of long-term debt	28	28
Accrued payroll and benefits	65	63
Other current liabilities	172	183
Total Current Liabilities	654	695
Long-Term Debt	894	931
Deferred Income Taxes	162	189
Other Liabilities	151	156
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.9 shares and 44.5 shares issued and 41.0 shares and 41.2 shares outstanding at June 30, 2024 and December 31, 2023, respectively	45	45
Paid-in capital	60	48
Retained earnings	2,317	2,222
Accumulated other comprehensive loss	(1,397)	(1,256)
	1,025	1,059
Less: Common stock held in treasury, at cost, 3.9 shares and 3.3 shares at June 30, 2024 and December 31, 2023, respectively	(195)	(158)
Total Equity	830	901
TOTAL LIABILITIES AND EQUITY	$2,691	$2,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$126	$146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	76	69
Deferred income tax provision (benefit), net	—	4
Stock-based compensation	12	15
Changes in operating assets and liabilities and other:
Accounts and notes receivable	(7)	91
Inventories	(20)	(60)
Accounts payable and accrued liabilities	(26)	(147)
Other	(19)	22
CASH PROVIDED BY OPERATING ACTIVITIES	142	140
INVESTMENT ACTIVITIES
Invested in capital projects	(113)	(105)
Acquisition of business, net of cash acquired	—	(167)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(113)	(272)
FINANCING ACTIVITIES
Dividends paid	(25)	(21)
Issuance of debt	16	437
Reduction of debt	(54)	(443)
Repurchases of common stock	(30)	(40)
Other	(2)	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(95)	(73)
Effect of Exchange Rate Changes on Cash	(9)	9
Change in Cash, Temporary Investments and Restricted Cash	(75)	(196)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	280	360
End of the period	$205	$164
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report" or “2023 Form 10-K”), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2024.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Europe
Uncoated Papers	$180	$192	$366	$395
Market Pulp	25	18	46	45
Europe	205	210	412	440
Latin America
Uncoated Papers	220	215	416	401
Market Pulp	15	20	27	40
Latin America	235	235	443	441
North America
Uncoated Papers	474	463	945	949
Market Pulp	19	11	38	30
North America	493	474	983	979
Total	$933	$919	$1,838	$1,860
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $2 million and $8 million are included in “Other current liabilities” as of June 30, 2024 and December 31, 2023, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three and six months ended June 30, 2024 and 2023 is provided below:

Three Months Ended June 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2024	45	$45	$54	$2,253	$(1,293)	$(170)	$889
Stock-based employee compensation	—	—	6	—	—	—	6
Share repurchases	—	—	—	—	—	(25)	(25)
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	83	(104)	—	(21)
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830

Six Months Ended June 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Stock-based employee compensation	—	—	12	—	—	(7)	5
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($0.75 per share)	—	—	—	(31)	—	—	(31)
Comprehensive income (loss)	—	—	—	126	(141)	—	(15)
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830

Three Months Ended June 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2023	44	$44	$32	$2,116	$(1,305)	$(97)	$790
Stock-based employee compensation	—	1	7	—	—	—	8
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($0.25 per share)	—	—	—	(12)	—	—	(12)
Comprehensive income (loss)	—	—	—	49	57	—	106
Balance, June 30, 2023	44	$45	$39	$2,153	$(1,248)	$(127)	$862

Six Months Ended June 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	—	1	14	—	—	(5)	10
Share repurchases	—	—	—	—	—	(40)	(40)
Dividends ($0.50 per share)	—	—	—	(22)	—	—	(22)
Comprehensive income (loss)	—	—	—	146	90	—	236
Balance, June 30, 2023	44	$45	$39	$2,153	$(1,248)	$(127)	$862

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(77)	$(76)	$(77)	$(76)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at end of period	(77)	(76)	(77)	(76)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,235)	(1,247)	(1,197)	(1,288)
Other comprehensive income (loss) before reclassifications	(98)	45	(136)	86
Balance at end of period	(1,333)	(1,202)	(1,333)	(1,202)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	19	18	18	26
Other comprehensive income (loss) before reclassifications	(4)	22	—	18
Amounts reclassified from accumulated other comprehensive income	(2)	(10)	(5)	(14)
Balance at end of period	13	30	13	30
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,397)	$(1,248)	$(1,397)	$(1,248)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Net income	$83	$49	$126	$146
Weighted average common shares outstanding	41.1	42.4	41.2	42.4
Effect of dilutive securities	0.8	0.4	0.8	0.6
Weighted average common shares outstanding - assuming dilution	41.9	42.8	42.0	43.0
Earnings per share - basic	$2.02	$1.16	$3.06	$3.44
Earnings per share - diluted	$1.98	$1.14	$3.00	$3.40
Anti-dilutive shares (a)	0.4	0.4	0.4	0.3

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $68 million and $109 million at June 30, 2024 and December 31, 2023, respectively.

Restricted Cash

Restricted cash of $60 million as of June 30, 2024 and December 31, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 13 Long-Term Debt for further details.

The following table provides a reconciliation of cash, temporary investments and restricted cash in the condensed consolidated balance sheets to total cash, temporary investments and restricted cash in the condensed consolidated statements of cash flows:

In millions	June 30, 2024	December 31, 2023
Cash and temporary investments	$145	$220
Restricted cash	60	60
Total cash, temporary investments and restricted cash in the statements of cash flows	$205	$280

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	June 30, 2024	December 31, 2023
Accounts and notes receivable:
Trade	$387	$404
Notes and other	24	24
Total	$411	$428

The allowance for expected credit losses was $27 million and $25 million at June 30, 2024 and December 31, 2023, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2024	December 31, 2023
Raw materials	$61	$60
Finished paper and pulp products	225	213
Operating supplies	103	109
Other	23	22
Total	$412	$404

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.7 billion and $3.8 billion at June 30, 2024 and December 31, 2023, respectively. Depreciation expense was $31 million and $28 million for the three months and $64 million and $58 million for the six months ended June 30, 2024 and 2023, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $9 million and $17 million each at June 30, 2024 and December 31, 2023.

Forestlands

Non-cash additions to Forestlands included within accounts payable were $10 million at June 30, 2024. There were no non-cash additions to Forestlands included within accounts payable as of December 31, 2023.

Other Liabilities and Costs

During the three months ended September 30, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce. These severance liabilities were recorded in Other current liabilities in our condensed consolidated balance sheet. As of June 30, 2024, the reserve totaled approximately $6 million which will be paid in cash over the remainder of 2024.

Interest

Interest payments of $31 million and $37 million were made during the six months ended June 30, 2024 and 2023, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Interest expense (a)	$13	$15	$27	$34
Interest income (b)	(3)	(2)	(7)	(13)
Capitalized interest cost	(1)	(1)	(2)	(2)
Total	$9	$12	$18	$19

(a)    Interest expense for the six months ended June 30, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the six months ended June 30, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

As of June 30, 2024 and December 31, 2023, we have recorded liabilities of $28 million and $27 million related to asset retirement obligations. These amounts are included in “Other liabilities.”

NOTE 9 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $14 million and $16 million for the three months and $28 million and $33 million for the six months ended June 30, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use assets	$59	$58
Finance lease assets	Plants, properties, and equipment, net (a)	21	22
Total leased assets		$80	$80
Liabilities
Current
Operating	Other current liabilities	$19	$18
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	47	46
Finance	Long-term debt	12	14
Total lease liabilities		$80	$80

(a)Finance leases are recorded net of accumulated amortization of $17 million and $16 million as of June 30, 2024 and December 31, 2023, respectively.

NOTE 10 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the six months ended June 30, 2024:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2023
Goodwill	$11	$129	$—	$140
Accumulated impairment losses	(1)	—	—	(1)
	$10	$129	$—	$139
Currency translation and other	—	(17)	—	(17)
Balance as of June 30, 2024
Goodwill	10	112	—	122
Accumulated impairment losses	(1)	—	—	(1)
Total	$9	$112	$—	$121
NOTE 11 INCOME TAXES
An income tax provision of $30 million and $47 million was recorded for the three and six months ended June 30, 2024, and the reported effective income tax rate was 27% and 27% respectively. An income tax provision of $21 million and $65 million was recorded for the three and six months ended June 30, 2023, and the reported effective income tax rate was 30% and 31%, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $105 million in tax, and $249 million in interest, penalties and fees as of June 30, 2024 (adjusted for variation in currency exchange rates and recent law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of June 30, 2024.

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

Additionally, in October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan is to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted.

As of June 30, 2024, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability because the further studies to be conducted and the remediation that may be required will depend on the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

Taxes Other Than Payroll Taxes

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to our Brazilian subsidiary for approximately $44 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $18 million in tax and $26 million in interest and penalties. As of June 30, 2024, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 13 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	June 30, 2024	December 31, 2023
Term Loan F - due 2027 (a)	$459	$471
Term Loan A - due 2028 (b)	259	266
7.00% Senior Notes - due 2029 (c)	89	89
Securitization Program	100	117
Other	15	16
Less: current portion	(28)	(28)
Total	$894	$931

(a) As of June 30, 2024 and December 31, 2023, presented net of $3 million and $3 million in unamortized debt issuance costs, respectively.
(b) As of June 30, 2024 and December 31, 2023, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(c) As of June 30, 2024 and December 31, 2023, presented net of $1 million and $1 million in unamortized debt issuance costs, respectively.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility with a total borrowing capacity of $450 million (“Revolving Credit Facility”), which matures in 2026. As of June 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $120 million accounts receivable finance facility (the “Securitization Program”), maturing in 2025. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended June 30, 2024 was 6.24%, and the average interest rate for the year ended December 31, 2023 was 5.92%.

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

We are receiving interest patronage credits under the Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 6.29% and 6.31% as of June 30, 2024 and December 31, 2023, respectively.

In connection with the Term Loan F, the Company was party to interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter of 2023, the Company received cash proceeds of $12 million from the unwind of four interest rate swaps maturing in 2024 with a total notional amount of $200 million. In addition, the Company liquidated the swaps maturing in 2026 with a notional amount of $200 million in the third quarter of 2023, receiving cash proceeds of $19 million. The related gains from all swap proceeds has been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet and will be amortized into interest expense over the original contract term of the swaps, of which less than one year is remaining for the swaps originally maturing in 2024 and two years is remaining for the swaps originally maturing in 2026.

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

As of June 30, 2024 and December 31, 2023, the fair value of the interest rate swaps related to Term Loan F resulted in an asset of $3 million and $1 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In relation to Term Loan A, the Company is party to interest rate swaps with a current aggregate notional amount of $261 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of June 30, 2024 and December 31, 2023, the fair value of these interest rate swaps resulted in an asset of $0.2 million recorded in “Deferred charges and other assets” and a liability of $5 million, recorded within “Other liabilities,” respectively.

In July 2024, the Company amended existing credit agreements to reduce the capacity of the Revolving Credit Facility to $400 million and extend the maturity of both the Revolving Credit Facility and Term Loan A to 2029. The Securitization Program capacity was reduced to $110 million, subject to borrowing base availability, and the maturity was extended to 2027.

Also in July 2024, the Company entered into a new senior secured term loan facility which provides an aggregate principal amount of $235 million (“Term Loan F-2”) maturing in 2031. A portion of the proceeds from Term Loan F-2 were used to repay $104 million of Term Loan F and $36 million of Term Loan A. In addition, the Company issued a notice of full redemption of the outstanding $90 million of 2029 Senior Notes. The remaining proceeds of Term Loan F-2 will be used for the redemption and to pay the related premiums, fees and expenses in September 2024.

Within the terms of the refinancing, the interest rates applicable to the Term Loan F, Term Loan A and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percent of 1.85%. Term Loan F-2 is based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percent of 2.25%.

As a result of the refinancing in July 2024, the Company entered into five new interest rate swaps with various counterparties in connection with Term Loan F-2. The total notional amount of these swaps is $235 million maturing in 2029. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F-2 determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.80% to 3.82%.

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

As of June 30, 2024, we were in compliance with our debt covenants.
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the six months ended June 30, 2024 and June 30, 2023 was immaterial.

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
NOTE 15 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of June 30, 2024, 2,546,012 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Total stock-based compensation expense (included in selling and administrative expense)	$5	$8	$12	$15
As of June 30, 2024, $24 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.
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
Information By Business Segment
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Europe	$206	$210	$413	$440
Latin America	245	250	461	472
North America	493	474	983	979
Intersegment Sales	(11)	(15)	(19)	(31)
Net Sales	$933	$919	$1,838	$1,860
Business Segment Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Europe	$8	$(11)	$4	$12
Latin America	37	48	51	94
North America	77	45	139	142
Business Segment Operating Profit	$122	$82	$194	$248
Income before income taxes	$113	$70	$173	$211
Interest (income) expense, net	9	12	18	19
Net special items expense (income) (a)	—	—	3	18
Business Segment Operating Profit	$122	$82	$194	$248
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
EXECUTIVE SUMMARY

Second quarter 2024 net income was $83 million ($1.98 per diluted share) compared with $43 million ($1.02 per diluted share) for the first quarter of 2024. Net sales were $933 million in the current quarter compared with $905 million in the prior quarter. Cash from operations was $115 million compared to $27 million in the prior quarter. Adjusted EBITDA was $164 million and our adjusted EBITDA margin was 18% compared to $118 million and an adjusted EBITDA margin of 13%. Free cash flow was $62 million compared to $(33) million in the prior quarter.

Comparing our performance in the second quarter to the first quarter, price and mix improved, reflecting the implementation of pulp and paper price increases previously communicated in all regions as well as better mix in Latin America. Volume increased primarily driven by seasonally stronger demand in Latin America. Operations and costs decreased reflecting solid operations and seasonally lower costs in Europe and North America. Planned maintenance outage expenses increased slightly while input and transportation costs decreased slightly, driven primarily by North America. During the third quarter, we announced the refinancing of our long-term debt to extend our maturity profile. After the first half of the year, we now have almost 75% of our planned maintenance outages for the year completed.

Looking ahead to the third quarter of 2024, we expect price and mix to be slightly unfavorable due to mix. Volume is expected to improve driven by Latin America and North America. Operations and costs are expected to increase due to higher unabsorbed fixed costs from economic downtime in North America and Europe as we continue to manage our production to our customer demand. Additionally, we expect input and transportation costs to be higher due to unfavorable fiber costs in Latin America and energy costs in North America. Lastly, we expect planned maintenance outage costs to improve significantly as we have no major planned outages during the third quarter.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,

In millions	2024	2023	2024	2023
Income Before Income Taxes	$113	$70	$173	$211
Interest (income) expense, net	9	12	18	19
Net special items expense (income) (b)	—	—	3	18
Business Segment Operating Profit (a)	$122	$82	$194	$248
Europe	$8	$(11)	$4	$12
Latin America	37	48	51	94
North America	77	45	139	142
Business Segment Operating Profit (a)	$122	$82	$194	$248
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement in 2023, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 16 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net Sales	$206	$210	$413	$440
Operating Profit	$8	$(11)	$4	$12

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Our Europe business segment net sales decreased $4 million, compared to the same period in 2023, primarily due to lower sales price and mix ($18 million) and foreign exchange and other ($6 million), offset by higher volumes ($20 million).

Europe operating profit was $19 million higher than the same period in 2023, driven primarily by lower outage costs ($20 million), lower input costs ($8 million), primarily for purchased chemicals, lower unabsorbed costs due to economic downtime ($8 million) and higher volumes ($3 million) which more than offset lower sales prices and less favorable product mix ($18 million) and higher operating costs ($2 million).

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our Europe business segment net sales decreased $27 million, compared to the same period in 2023, primarily due to lower sales price and mix ($64 million) which more than offset higher volumes ($46 million).

Europe operating profit was $8 million lower than the same period in 2023, driven primarily by lower sales prices and less favorable product mix ($64 million) and higher operating costs ($3 million) which more than offset the impacts of higher volumes ($10 million), lower input costs ($16 million), primarily for purchased chemicals, as well as lower distribution costs, lower outage costs ($20 million) and lower unabsorbed costs due to economic downtime ($13 million).

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net Sales	$245	$250	$461	$472
Operating Profit	$37	$48	$51	$94

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Our Latin America business segment net sales decreased $5 million, compared to the same period in 2023, primarily driven by a decrease in sales price and mix ($18 million) which more than offset higher volumes ($16 million).

Operating profit for Latin America was $11 million lower than the same period in 2023, as lower sales prices and less favorable product mix ($18 million), along with higher operating costs ($6 million) and higher outage costs ($2 million) more than offset higher volumes ($6 million) and lower input costs ($9 million), primarily for purchased chemicals and pulp.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our Latin America business segment net sales decreased $11 million, compared to the same period in 2023, primarily driven by a decrease in sales price and mix ($52 million) which more than offset higher volumes ($41 million).

Operating profit for Latin America was $43 million lower than the same period in 2023, as lower sales prices and less favorable product mix ($52 million), along with higher operating costs ($20 million) and higher outage costs ($13 million) more than offset higher volumes ($11 million) and lower input costs ($31 million), primarily for purchased pulp, chemicals and wood, as well as lower distribution costs.

North America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net Sales	$493	$474	$983	$979
Operating Profit	$77	$45	$139	$142

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Our North America business segment net sales increased $19 million, compared to the same period in 2023, as higher volumes ($33 million) more than offset decreased sales price and mix ($12 million).

Operating profit for North America was $32 million higher than the same period in 2023, primarily due to higher volumes ($11 million), lower unabsorbed costs due to economic downtime ($17 million), lower outage costs ($11 million), lower operating costs ($4 million) and lower input costs ($1 million) which more than offset decreased sales prices and less favorable product mix ($12 million).

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our North America business segment net sales increased $4 million, compared to the same period in 2023, as higher volumes ($50 million) more than offset decreased sales prices and less favorable product mix ($47 million).

Operating profit for North America was $3 million lower than the same period in 2023, primarily due to decreased sales prices and less favorable product mix ($47 million), higher outage costs ($3 million) and operating costs ($13 million) which more than offset higher volumes ($16 million), lower unabsorbed costs due to economic downtime ($23 million) and lower input costs ($21 million) primarily for purchased wood, energy and chemicals, as well as lower distribution costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net Income	$83	$49	$126	$146
Income tax provision	30	21	47	65
Interest (income) expense, net	9	12	18	19
Depreciation, amortization and cost of timber harvested	37	34	76	69
Stock-based compensation	5	8	12	15
Net special items expense (income) (a)	—	—	3	18
Adjusted EBITDA (b)	$164	$124	$282	$332
Net Sales	$933	$919	$1,838	$1,860
Adjusted EBITDA Margin	17.6%	13.5%	15.3%	17.8%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement in 2023, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.
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
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Cash provided by operating activities	$115	$77	$142	$140
Adjustments:
Cash invested in capital projects	(53)	(44)	(113)	(105)
Free Cash Flow	$62	$33	$29	$35
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
Operating Activities

Cash provided by operating activities totaled $142 million for the six months ended June 30, 2024, compared with cash provided by operating activities of $140 million for the six months ended June 30, 2023. The increase in cash provided by operating activities in 2024 relates primarily to timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $72 million for the six months ended June 30, 2024, compared with cash used for working capital components of $94 million for the six months ended June 30, 2023. The six months ended June 30, 2024 working capital components primarily reflect $7 million, $20 million, $26 million and $19 million of cash used for our accounts and notes receivable, inventories, accounts payable and accrued liabilities balances, and other operating activities, respectively. The six months ended June 30, 2023 working capital components primarily reflect $91 million and $22 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $60 million and $147 million of cash used for our inventories and accounts payable and accrued liabilities balances, respectively.
Investment Activities

The total cash used for investing activities for the six months ended June 30, 2024 decreased from the six months ended June 30, 2023, primarily due to the purchase of the Nymölla mill which occurred in the prior year.

The following table shows capital spending by business segment:

	Six Months Ended June 30,
In millions	2024	2023
Europe	$10	$19
Latin America	77	51
North America	25	31
Corporate	1	4
Total	$113	$105

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2024 primarily reflects the payments of $23 million, $13 million, $10 million, and $8 million on our outstanding principal debt balances for the AR Securitization, Term Loan F, Revolving Credit Facility, and Term Loan A, respectively. These amounts are primarily offset by draws on our Revolving Credit Facility of $10 million and our AR Securitization of $6 million. During the six months ended June 30, 2024 the Company also paid $25 million in dividends and repurchased $30 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the six months ended June 30, 2023 primarily reflects the payments of $35 million, $30 million, $13 million, and $4 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F, and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $70 million, respectively. During the six months ended June 30, 2023 the Company also paid $21 million in dividends and repurchased $40 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2023 Form 10-K included disclosures of our contractual obligations and commitments as of June 30, 2024. We continue to make the contractually required payments, and, therefore, the 2023 obligations and commitments described in our 2023 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the six months ended June 30, 2024, we have invested approximately $113 million, or 6.1% of net sales, in total capital expenditures. Over that period, we spent approximately $102 million, or 5.5% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $11 million, or 0.6% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $30 million to $35 million on high-return projects in 2024.

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
The Company has included in the 2023 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2024.

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

Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic and political conditions, including the impact of wars and other conflicts in Ukraine and the Middle East; physical, financial and reputational risks associated with climate change; public health crises that could have impacts similar to those experienced as a result of the COVID-19 pandemic; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; reduced demand for our products due to industry-wide declines in demand for paper, the cyclical nature of the paper industry or competition from other businesses; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental laws and regulations, as well as tax and other laws, in the United States, Brazil and other jurisdictions to which we are subject, including our compliance costs and risk of violations and liability; our reliance on a small number of customers; a failure by us to attract and retain senior management and other key and skilled employees; loss of our commercial agreements with International Paper; our indebtedness having a material adverse effect on our financial condition, or our inability to generate sufficient cash to service our indebtedness; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 44 of the Company’s 2023 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the second quarter of 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2024 - April 30, 2024	245,867	$61.20	245,093	$130
May 1, 2024 - May 31, 2024	502	$62.50	—	$130
June 1, 2024 - June 30, 2024	144,161	$69.38	144,131	$120
Total	390,530		389,224
(a) 1,306 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $120 million remains available for repurchases as of June 30, 2024. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $30 million of shares during the six months ended June 30, 2024.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021).

3.2	*	Certificate of Amendment to the Certificate of Incorporation of Sylvamo Corporation.

3.3		Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.1	*	First Amendment, dated as of June 17, 2024, to the Tax Matters Agreement by and between International Paper Company and Sylvamo Corporation, dated as of September 30, 2021

10.2
Amendment No. 3 to Credit Agreement, dated as of July 31, 2024, among Sylvamo Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C issuers party thereto, including Amended Credit Agreement attached as Annex A thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on August 1, 2024 (the “Form 8-K filed 8/1/24”)).

10.3
Credit Agreement, dated as of July 31, 2024, among Sylvamo Corporation, as borrower, CoBank, ACB, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 8/1/24).

10.4
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 31, 2024, among Sylvamo Receivables, LLC, as borrower, Sylvamo North America, LLC, as initial servicer and originator, the lenders party thereto from time to time, PNC Bank, National Association, as administrative agent and a lender, PNC Capital Markets LLC, as structuring agent, and solely with respect to reaffirmation of the performance guaranty, Sylvamo Corporation, as performance guarantor, and Receivables Financing Agreement attached as Annex A thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 8/1/24).

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

SYLVAMO CORPORATION

Date: August 9, 2024	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller