Form 10-Q
period 2024-09-30
Sylvamo Corp
filed 2024-11-12
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of November 8, 2024 was 41,008,332.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES	$965	$897	$2,803	$2,757
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	700	665	2,100	2,055
Selling and administrative expenses	74	89	230	248
Depreciation, amortization and cost of timber harvested	39	36	115	105
Taxes other than payroll and income taxes	6	7	21	19
Interest (income) expense, net	14	9	32	28
INCOME BEFORE INCOME TAXES	132	91	305	302
Income tax provision	37	33	84	98
NET INCOME	$95	$58	$221	$204
EARNINGS PER SHARE
Basic	$2.32	$1.39	$5.37	$4.83
Diluted	$2.27	$1.37	$5.26	$4.77
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$95	$58	$221	$204
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	1	—	1	—
Change in cumulative foreign currency translation adjustment	37	(46)	(99)	40
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $2, $0, $4 and $9)	(8)	3	(8)	21
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1, $3, $3 and $9)	(4)	(7)	(9)	(21)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	26	(50)	(115)	40
COMPREHENSIVE INCOME (LOSS)	$121	$8	$106	$244
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$248	$220
Restricted cash	60	60
Accounts and notes receivable, net	439	428
Contract assets	34	27
Inventories	421	404
Other current assets	27	54
Total Current Assets	1,229	1,193
Plants, Properties and Equipment, net	970	1,002
Forestlands	361	364
Goodwill	125	139
Right of Use Assets	60	58
Deferred Charges and Other Assets	116	116
TOTAL ASSETS	$2,861	$2,872
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$381	$421
Notes payable and current maturities of long-term debt	43	28
Accrued payroll and benefits	76	63
Other current liabilities	214	183
Total Current Liabilities	714	695
Long-Term Debt	883	931
Deferred Income Taxes	164	189
Other Liabilities	163	156
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1 par value, 200.0 shares authorized, 44.9 shares and 44.5 shares issued and 41.0 shares and 41.2 shares outstanding at September 30, 2024 and December 31, 2023, respectively	45	45
Paid-in capital	65	48
Retained earnings	2,393	2,222
Accumulated other comprehensive loss	(1,371)	(1,256)
	1,132	1,059
Less: Common stock held in treasury, at cost, 3.9 shares and 3.3 shares at September 30, 2024 and December 31, 2023, respectively	(195)	(158)
Total Equity	937	901
TOTAL LIABILITIES AND EQUITY	$2,861	$2,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$221	$204
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	115	105
Deferred income tax provision (benefit), net	(4)	4
Stock-based compensation	17	21
Changes in operating assets and liabilities and other:
Accounts and notes receivable	(28)	99
Inventories	(21)	(46)
Accounts payable and accrued liabilities	16	(122)
Other	(11)	72
CASH PROVIDED BY OPERATING ACTIVITIES	305	337
INVESTMENT ACTIVITIES
Invested in capital projects	(157)	(147)
Acquisition of business, net of cash acquired	—	(167)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(157)	(314)
FINANCING ACTIVITIES
Dividends paid	(43)	(32)
Issuance of debt	250	443
Reduction of debt	(285)	(482)
Repurchases of common stock	(30)	(53)
Other	(6)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(114)	(131)
Effect of Exchange Rate Changes on Cash	(6)	2
Change in Cash, Temporary Investments and Restricted Cash	28	(106)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	280	360
End of the period	$308	$254
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2024.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Europe
Uncoated Papers	$168	$162	$534	$558
Market Pulp	25	22	71	66
Europe	193	184	605	624
Latin America
Uncoated Papers	223	225	639	626
Market Pulp	17	12	44	52
Latin America	240	237	683	678
North America
Uncoated Papers	510	464	1,455	1,413
Market Pulp	22	12	60	42
North America	532	476	1,515	1,455
Total	$965	$897	$2,803	$2,757
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $1 million and $8 million are included in “Other current liabilities” as of September 30, 2024 and December 31, 2023, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three and nine months ended September 30, 2024 and 2023 is provided below:

Three Months Ended September 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830
Stock-based employee compensation	—	—	5	—	—	—	5
Share repurchases	—	—	—	—	—	—	—
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	95	26	—	121
Balance, September 30, 2024	45	$45	$65	$2,393	$(1,371)	$(195)	$937

Nine Months Ended September 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Stock-based employee compensation	—	—	17	—	—	(7)	10
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($1.20 per share)	—	—	—	(50)	—	—	(50)
Comprehensive income (loss)	—	—	—	221	(115)	—	106
Balance, September 30, 2024	45	$45	$65	$2,393	$(1,371)	$(195)	$937

Three Months Ended September 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2023	45	$45	$39	$2,153	$(1,248)	$(127)	$862
Stock-based employee compensation	—	—	6	—	—	—	6
Share repurchases	—	—	—	—	—	(14)	(14)
Dividends ($0.60 per share)	—	—	—	(26)	—	—	(26)
Comprehensive income (loss)	—	—	—	58	(50)	—	8
Balance, September 30, 2023	45	$45	$45	$2,185	$(1,298)	$(141)	$836

Nine Months Ended September 30, 2023
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	1	1	20	—	—	(5)	16
Share repurchases	—	—	—	—	—	(54)	(54)
Dividends ($1.10 per share)	—	—	—	(48)	—	—	(48)
Comprehensive income (loss)	—	—	—	204	40	—	244
Balance, September 30, 2023	45	$45	$45	$2,185	$(1,298)	$(141)	$836

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(77)	$(76)	$(77)	$(76)
Amounts reclassified from accumulated other comprehensive income	1	—	1	—
Balance at end of period	(76)	(76)	(76)	(76)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,333)	(1,202)	(1,197)	(1,288)
Other comprehensive income (loss) before reclassifications	37	(46)	(99)	40
Balance at end of period	(1,296)	(1,248)	(1,296)	(1,248)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	13	30	18	26
Other comprehensive income (loss) before reclassifications	(8)	3	(8)	21
Amounts reclassified from accumulated other comprehensive income	(4)	(7)	(9)	(21)
Balance at end of period	1	26	1	26
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,371)	$(1,298)	$(1,371)	$(1,298)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Net income	$95	$58	$221	$204
Weighted average common shares outstanding	41.0	41.8	41.1	42.2
Effect of dilutive securities	0.9	0.6	0.9	0.6
Weighted average common shares outstanding - assuming dilution	41.9	42.4	42.0	42.8
Earnings per share - basic	$2.32	$1.39	$5.37	$4.83
Earnings per share - diluted	$2.27	$1.37	$5.26	$4.77
Anti-dilutive shares (a)	0.2	0.3	0.2	0.3

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $166 million and $109 million at September 30, 2024 and December 31, 2023, respectively.

Restricted Cash

Restricted cash of $60 million as of September 30, 2024 and December 31, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 13 Long-Term Debt for further details.

The following table provides a reconciliation of cash, temporary investments and restricted cash in the condensed consolidated balance sheets to total cash, temporary investments and restricted cash in the condensed consolidated statements of cash flows:

In millions	September 30, 2024	December 31, 2023
Cash and temporary investments	$248	$220
Restricted cash	60	60
Total cash, temporary investments and restricted cash in the statements of cash flows	$308	$280

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	September 30, 2024	December 31, 2023
Accounts and notes receivable:
Trade	$411	$404
Notes and other	28	24
Total	$439	$428

The allowance for expected credit losses was $23 million and $25 million at September 30, 2024 and December 31, 2023, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2024	December 31, 2023
Raw materials	$64	$60
Finished paper and pulp products	223	213
Operating supplies	110	109
Other	24	22
Total	$421	$404

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.8 billion and $3.8 billion at September 30, 2024 and December 31, 2023, respectively. Depreciation expense was $33 million and $30 million for the three months and $97 million and $88 million for the nine months ended September 30, 2024 and 2023, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $8 million and $17 million each at September 30, 2024 and December 31, 2023.

Forestlands

Non-cash additions to Forestlands included within accounts payable were $11 million at September 30, 2024. There were no non-cash additions to Forestlands included within accounts payable as of December 31, 2023.

Other Liabilities and Costs

During the three months ended September 30, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce. These severance liabilities were recorded in Other current liabilities in our condensed consolidated balance sheet. As of September 30, 2024, the reserve totaled approximately $4 million of which the majority will be paid in cash over the remainder of 2024.

Interest

Interest payments of $49 million and $54 million were made during the nine months ended September 30, 2024 and 2023, respectively. In addition, during the third quarter of 2024, we incurred a $3 million premium payment related to the redemption of our 2029 Senior Notes.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Interest expense (a)	$19	$15	$46	$49
Interest income (b)	(4)	(5)	(11)	(18)
Capitalized interest cost	(1)	(1)	(3)	(3)
Total	$14	$9	$32	$28

(a)    Interest expense for the three months and nine months ended September 30, 2024 includes $5 million of debt extinguishment cost related to the third quarter debt refinancing. Interest expense for the nine months ended September 30, 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes.
(b) Interest income for the nine months ended September 30, 2023 includes $9 million of interest income related to tax settlements.

ASSET RETIREMENT OBLIGATIONS

As of September 30, 2024 and December 31, 2023, we have recorded liabilities of $28 million and $27 million related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 9 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $14 million and $16 million for the three months and $42 million and $49 million for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Right of use assets	$60	$58
Finance lease assets	Plants, properties, and equipment, net (a)	21	22
Total leased assets		$81	$80
Liabilities
Current
Operating	Other current liabilities	$20	$18
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	47	46
Finance	Long-term debt	12	14
Total lease liabilities		$81	$80

(a)Finance leases are recorded net of accumulated amortization of $17 million and $16 million as of September 30, 2024 and December 31, 2023, respectively.

NOTE 10 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2024:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2023
Goodwill	$11	$129	$—	$140
Accumulated impairment losses	(1)	—	—	(1)
	$10	$129	$—	$139
Currency translation and other	—	(14)	—	(14)
Balance as of September 30, 2024
Goodwill	11	115	—	126
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$115	$—	$125
NOTE 11 INCOME TAXES
An income tax provision of $37 million and $84 million was recorded for the three and nine months ended September 30, 2024, and the reported effective income tax rate was 28% and 28% respectively. An income tax provision of $33 million and $98 million was recorded for the three and nine months ended September 30, 2023, and the reported effective income tax rate was 36% and 33%, respectively.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $107 million in tax, and $261 million in interest, penalties and fees as of September 30, 2024 (adjusted for variation in currency exchange rates and a law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, there were subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. On behalf of Sylvamo Brasil, International Paper has appealed and at present, has advised us that it intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts. On October 11, 2024, the Brazilian federal regional court issued a favorable ruling to Sylvamo Brasil in the first stage of judicial review. This ruling, however, is subject to appeal by the Brazilian Federal Revenue Service. This tax litigation matter may take many years to resolve. We believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brasil's tax position should be sustained, based on Brazilian tax law.

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
NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of September 30, 2024.

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

In October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan is to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted. The Company has continued to conduct environmental testing and analysis. The Company anticipates discussing the results of its supplemental testing and analysis with CETESB in the first half of 2025.

As of September 30, 2024, the Company has recorded an immaterial liability for the ongoing and additional environmental studies and sampling of the basins. While this matter could in the future have a material impact on our results of operations or cash flows, the Company is unable to estimate its potential additional liability because the further studies to be conducted and the remediation that may be required will depend on the results of the pilot intervention plan, the Company’s environmental studies assessing the existence of ecological risk due to the contamination and what intervention may be required beyond vegetation of the basins, the extent to which there is eventual risk of harm from the contamination, and CETESB’s approval of any ultimate intervention plan for the basins.

Taxes Other Than Payroll Taxes

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to our Brazilian subsidiary for approximately $46 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $19 million in tax and $27 million in interest and penalties. As of September 30, 2024, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 13 LONG-TERM DEBT

In third quarter of 2024, the Company refinanced our debt portfolio resulting in amendments to our existing agreements as well as entering into a new senior secured term loan. The effects of the refinancing are described herein.

Long-term debt is summarized in the following table:

In millions	September 30, 2024	December 31, 2023
Term Loan F - due 2027 (a)	$355	$471
Term Loan F-2 - due 2031 (b)	233	—
Term Loan A - due 2029 (c)	222	266
7.00% Senior Notes - due 2029 (d)	—	89
Securitization Program	100	117
Other	16	16
Less: current portion	(43)	(28)
Total	$883	$931

(a) As of September 30, 2024 and December 31, 2023, presented net of $3 million and $3 million in unamortized debt issuance costs, respectively.
(b) As of September 30, 2024, presented net of $2 million in unamortized debt issuance costs.
(c) As of September 30, 2024 and December 31, 2023, presented net of $3 million and $2 million in unamortized debt issuance costs, respectively.
(d) As of December 31, 2023, presented net of $1 million in unamortized debt issuance costs.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”). As a part of the refinancing in the third quarter of 2024, the company amended the existing Revolving Credit Facility agreement which reduced the total borrowing capacity to $400 million and extended the maturity to 2029. In addition, the Company entered into a separate bilateral letter of credit facility and subsequently transferred all existing letters of credit to the new facility, eliminating the impact to the borrowing capacity of the Revolving Credit Facility. As of September 30, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $400 million. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027 as amended during the debt refinancing in the third quarter. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended September 30, 2024 was 6.20%, and the average interest rate for the year ended December 31, 2023 was 5.92%.

In the first quarter of 2023, in connection with the tender offer and the consent solicitation related to the 2029 Senior Notes, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”). Term Loan A, together with $60 million borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. Upon close in the first quarter of 2023, $360 million aggregate principal of the notes were tendered, resulting in a debt extinguishment cost of $5 million, related to the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.” As part of the refinancing in the third quarter of 2024, the agreement for Term Loan A was amended to extend the maturity date to 2029.

In the third quarter of 2024, as a result of the debt refinancing, the Company entered into a new senior secured term loan facility which provided an aggregate principal amount of $235 million (“Term Loan F-2”) maturing in 2031. A portion of the proceeds from Term Loan F-2 were used to repay $104 million of Term Loan F and $36 million of Term Loan A. The Company used the remaining proceeds to redeem the $90 million outstanding principal of our 2029 Senior Notes and to pay related premiums and fees. Debt extinguishment costs for the refinancing include $3 million of premiums paid related to the 2029 Senior Notes redemption and $2 million of deferred financing costs which were written off. This cost was recorded within “Interest expense (income), net.” In connection with the debt refinancing, we incurred $5 million of debt issuance costs to be amortized over each instrument’s term until maturity.

The interest rates applicable to the Term Loan F, Term Loan A and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 1.85%, 1.85% and 1.85%, respectively, payable monthly, with a SOFR floor of 0.00%. Term Loan F-2 is based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percent of 2.25%, payable monthly, with a SOFR floor of 0.00%. The obligations under the Term Loan F, Term Loan A, Term Loan F-2, and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and are guaranteed by Sylvamo and certain subsidiaries.

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.80% and 6.31% as of September 30, 2024 and December 31, 2023, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 6.20% as of September 30, 2024.

In connection with the Term Loan F, the Company was party to interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter of 2023, the Company received cash proceeds of $12 million from the unwind of four interest rate swaps maturing in 2024 with a total notional amount of $200 million. In addition, the Company liquidated the swaps maturing in 2026 with a notional amount of $200 million in the third quarter of 2023, receiving cash proceeds of $19 million. The related gains from all swap proceeds have been deferred within “Accumulated other comprehensive loss” in the condensed consolidated balance sheet and will be amortized into interest expense over the original contract term of the swaps, of which less than one year is remaining for the swaps originally maturing in 2024 and two years is remaining for the swaps originally maturing in 2026.

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

As of September 30, 2024 the fair value of the interest rate swaps related to Term Loan F was immaterial, and as of December 31, 2023 was an asset of $1 million recorded within “Deferred charges and other assets.”

In relation to Term Loan A, the Company is party to interest rate swaps with a current aggregate notional amount of $222 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. As of September 30, 2024 and December 31, 2023, the fair value of these interest rate swaps resulted in a liability of $6 million and $5 million, recorded within “Other liabilities,” respectively.

As a result of the refinancing in the third quarter of 2024, the Company entered into five new interest rate swaps with various counterparties in connection with Term Loan F-2. The total current notional amount of these swaps is $235 million, which will amortize each quarter and mature in 2029. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F-2 determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.80% to 3.82%. As of September 30, 2024, the fair value of these interest rate swaps resulted in a liability of $5 million recorded within “Other liabilities,” respectively.

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

As of September 30, 2024, we were in compliance with our debt covenants.
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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the nine months ended September 30, 2024 and September 30, 2023 was immaterial.

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
NOTE 15 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of September 30, 2024, 2,571,438 shares remain available for future grants.
Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Total stock-based compensation expense (included in selling and administrative expense)	$5	$6	$17	$21
As of September 30, 2024, $18 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

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
Information By Business Segment
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Europe	$194	$184	$607	$624
Latin America	247	246	708	718
North America	532	476	1,515	1,455
Intersegment Sales	(8)	(9)	(27)	(40)
Net Sales	$965	$897	$2,803	$2,757
Business Segment Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Europe	$3	$(14)	$7	$(2)
Latin America	49	55	100	149
North America	98	75	237	217
Business Segment Operating Profit	$150	$116	$344	$364
Income before income taxes	$132	$91	$305	$302
Interest (income) expense, net	14	9	32	28
Net special items expense (income) (a)	4	16	7	34
Business Segment Operating Profit	$150	$116	$344	$364
(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, certain severance costs related to our salaried workforce, integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.

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
EXECUTIVE SUMMARY

Third quarter 2024 net income was $95 million ($2.27 per diluted share) compared with $83 million ($1.98 per diluted share) for the second quarter of 2024. Net sales were $965 million in the current quarter compared with $933 million in the prior quarter. Cash from operations was $163 million compared to $115 million in the prior quarter. Adjusted EBITDA was $193 million and our adjusted EBITDA margin was 20% compared to $164 million and an adjusted EBITDA margin of 18%. Free cash flow was $119 million compared to $62 million in the second quarter.

Comparing our performance in the third quarter to the second quarter, price and mix was unfavorable, primarily driven by North American mix, while volume increased in North America. Operations and costs were stable reflecting solid operations across our mills in all three regions. Planned maintenance outage expenses decreased significantly as we had no major planned outages during the third quarter. Input and transportation costs increased slightly, as higher fiber costs in Latin America more than offset lower energy and transportation costs in North America.

Looking ahead to the fourth quarter of 2024, we expect price and mix to be unfavorable due to pulp and paper price decreases in Europe, higher export mix in Latin America and unfavorable customer mix in North America. Volume is expected to improve driven by Latin America. Operations and costs are expected to increase slightly due to expenses for a planned ten-year turbine generator maintenance event at our Eastover mill that will be partially offset by better fixed cost absorption from less economic downtime in North America. Additionally, we expect input and transportation costs to be higher mostly due to transportation and seasonally higher energy costs. Lastly, we expect planned maintenance outage costs to increase due to the planned outage at Eastover during the fourth quarter.

Georgetown Mill Supply Agreement

On October 30, 2024, the Company and International Paper entered into an agreement to terminate the Georgetown mill supply agreement effective December 31, 2024. International Paper also announced plans to discontinue operations at the Georgetown mill. We expect the Georgetown mill to supply us with approximately 250,000 tons of uncoated freesheet and bristols during 2024. We plan to transition production of approximately 100,000 tons annually, of the most profitable products, to our Ticonderoga and Eastover mills. We will exit approximately 150,000 tons annually.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2024	2023	2024	2023
Income Before Income Taxes	$132	$91	$305	$302
Interest (income) expense, net	14	9	32	28
Net special items expense (income) (b)	4	16	7	34
Business Segment Operating Profit (a)	$150	$116	$344	$364
Europe	$3	$(14)	$7	$(2)
Latin America	49	55	100	149
North America	98	75	237	217
Business Segment Operating Profit (a)	$150	$116	$344	$364
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

(b)    Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, certain severance costs related to our salaried workforce, integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 16 Financial Information by Business Segment and Geographic Area for more information on the Company’s segments.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net Sales	$194	$184	$607	$624
Operating Profit	$3	$(14)	$7	$(2)

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Our Europe business segment net sales increased $10 million, compared to the same period in 2023, primarily due to higher sales price and mix ($4 million) and higher volumes ($10 million), partially offset by foreign exchange and other.

Europe operating profit was $17 million higher than the same period in 2023, driven primarily by higher sales price and product mix ($4 million), higher volumes ($2 million), lower unabsorbed costs due to economic downtime ($9 million), lower input costs ($1 million), primarily for purchased chemicals, and lower operating costs ($1 million).

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Our Europe business segment net sales decreased $17 million, compared to the same period in 2023, primarily due to lower sales price and mix ($60 million) and foreign exchange and other which more than offset higher volumes ($56 million).
Europe operating profit was $9 million higher than the same period in 2023, primarily due to higher volumes ($12 million), lower input costs ($17 million), primarily for purchased chemicals, as well as lower distribution costs, lower outage costs ($20 million) and lower unabsorbed costs due to economic downtime ($22 million) which more than offset the impacts of lower sales prices and less favorable product mix ($60 million) and higher operating costs ($2 million).

Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net Sales	$247	$246	$708	$718
Operating Profit	$49	$55	$100	$149

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Our Latin America business segment net sales increased $1 million, compared to the same period in 2023, primarily driven by an increase in sales price and mix ($3 million) and higher volumes ($9 million), partially offset by foreign exchange and other.

Operating profit for Latin America was $6 million lower than the same period in 2023, as higher input costs ($13 million), primarily for purchased chemicals, more than offset higher sales prices and more favorable product mix ($3 million), lower operating costs ($2 million) and higher volumes ($2 million).

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Our Latin America business segment net sales decreased $10 million, compared to the same period in 2023, primarily driven by a decrease in sales price and mix ($49 million) and foreign exchange and other which more than offset higher volumes ($50 million).

Operating profit for Latin America was $49 million lower than the same period in 2023, as lower sales prices and less favorable product mix ($49 million), along with higher operating costs ($18 million) and higher outage costs ($13 million) more than offset higher volumes ($13 million) and lower input costs ($18 million), primarily for purchased pulp and chemicals.

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net Sales	$532	$476	$1,515	$1,455
Operating Profit	$98	$75	$237	$217

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Our North America business segment net sales increased $56 million, compared to the same period in 2023, as higher volumes ($69 million) more than offset decreased sales price and mix ($13 million).

Operating profit for North America was $23 million higher than the same period in 2023, primarily due to higher volumes ($19 million), lower unabsorbed costs due to economic downtime ($17 million), lower outage costs ($1 million) and lower input costs ($2 million), primarily for purchased chemicals, as well as lower distribution costs, which more than offset decreased sales prices and less favorable product mix ($13 million) and higher operating costs ($3 million).

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Our North America business segment net sales increased $60 million, compared to the same period in 2023, as higher volumes ($119 million) more than offset decreased sales prices and less favorable product mix ($60 million).

Operating profit for North America was $20 million higher than the same period in 2023, primarily due to higher volumes ($35 million), lower unabsorbed costs due to economic downtime ($40 million) and lower input costs ($23 million) primarily for purchased wood and chemicals, as well as lower distribution costs which more than offset decreased sales prices and less favorable product mix ($60 million), higher operating costs ($16 million) and outage costs ($2 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net Income	$95	$58	$221	$204
Income tax provision	37	33	84	98
Interest (income) expense, net	14	9	32	28
Depreciation, amortization and cost of timber harvested	39	36	115	105
Stock-based compensation	5	6	17	21
Net special items expense (income) (a)	3	16	6	34
Adjusted EBITDA (b)	$193	$158	$475	$490
Net Sales	$965	$897	$2,803	$2,757
Adjusted EBITDA Margin	20.0%	17.6%	16.9%	17.8%

(a) Special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include legal fees related to the Brazil Tax Dispute, certain severance costs related to our salaried workforce, integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and other charges.
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
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Cash provided by operating activities	$163	$197	$305	$337
Adjustments:
Cash invested in capital projects	(44)	(42)	(157)	(147)
Free Cash Flow	$119	$155	$148	$190
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
Operating Activities

Cash provided by operating activities totaled $305 million for the nine months ended September 30, 2024, compared with cash provided by operating activities of $337 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities in 2024 relates primarily to timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $44 million for the nine months ended September 30, 2024, compared with cash provided by working capital components of $3 million for the nine months ended September 30, 2023. The nine months ended September 30, 2024 working capital components primarily reflect $28 million, $21 million and $11 million of cash used for our accounts and notes receivables, inventories and other operating activities, respectively, offset by $16 million of cash provided by our accounts payable and accrued liabilities balances. The nine months ended September 30, 2023 working capital components primarily reflect $99 million and $72 million of cash provided by our accounts and notes receivable and other operating activities, respectively, offset by $46 million and $122 million of cash used for our inventories and accounts payable and accrued liabilities balances, respectively.
Investment Activities

The total cash used for investing activities for the nine months ended September 30, 2024 decreased from the nine months ended September 30, 2023, primarily due to the purchase of the Nymölla mill which occurred in the prior year.

The following table shows capital spending by business segment:

	Nine Months Ended September 30,
In millions	2024	2023
Europe	$17	$24
Latin America	102	77
North America	37	42
Corporate	1	4
Total	$157	$147

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2024 primarily reflects the payments of $117 million, $44 million, $23 million, and $10 million on our outstanding principal debt balances for Term Loan F, Term Loan A, the AR Securitization, and Revolving Credit Facility, respectively. Additionally, payments of $93 million were made to redeem, at a premium, the full value of our 7.00% Senior Notes and pay $5 million in debt issuance costs in connection with the debt refinancing in the third quarter. These amounts are primarily offset by the issuance of Term Loan F-2, draws on our Revolving Credit Facility, and AR Securitization of $235 million, $10 million, and $6 million, respectively. During the nine months ended September 30, 2024 the Company also paid $43 million in dividends and repurchased $30 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the nine months ended September 30, 2023 primarily reflects the payments of $60 million, $34 million, $20 million, and $8 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F, and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $70 million, respectively. During the nine months ended September 30, 2023 the Company also paid $32 million in dividends and repurchased $53 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2023 Form 10-K included disclosures of our contractual obligations and commitments as of September 30, 2024. We continue to make the contractually required payments, and, therefore, the 2023 obligations and commitments described in our 2023 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the nine months ended September 30, 2024, we have invested approximately $157 million, or 5.6% of net sales, in total capital expenditures. Over that period, we spent approximately $140 million, or 5.0% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $17 million, or 0.6% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $30 million to $35 million on high-return projects in 2024.

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
The Company has included in the 2023 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2024.

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

Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic and political conditions, including the impact of wars and other conflicts in Ukraine and the Middle East; physical, financial and reputational risks associated with climate change; adverse environmental events, including forest fires on our lands in Brazil; public health crises that could have impacts similar to those experienced as a result of the COVID-19 pandemic; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; reduced demand for our products due to industry-wide declines in demand for paper, the cyclical nature of the paper industry or competition from other businesses; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental laws and regulations, as well as tax and other laws, in the United States, Brazil and other jurisdictions to which we are subject, including our compliance costs and risk of violations and liability; our reliance on a small number of customers; a failure by us to attract and retain senior management and other key and skilled employees; loss of our commercial agreements with International Paper; our indebtedness having a material adverse effect on our financial condition, or our inability to generate sufficient cash to service our indebtedness; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the third quarter of 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	1,593	$68.60	—	$120
August 1, 2024 - August 31, 2024	2,066	$73.71	—	$120
September 1, 2024 - September 30, 2024	1,033	$79.09	—	$120
Total	4,692		—
(a) 4,692 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $120 million remains available for repurchases as of September 30, 2024. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $30 million of shares during the nine months ended September 30, 2024.

ITEM 6.    EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024 (the “Form 10-Q filed 8/9/24”).

3.3	Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2021).

10.1
First Amendment, dated as of June 17, 2024, to the Tax Matters Agreement by and between International Paper Company and Sylvamo Corporation, dated as of September 30, 2021 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed 8/9/24).

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

SYLVAMO CORPORATION

Date: November 12, 2024	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller