Form 10-K
period 2024-12-31
Sylvamo Corp
filed 2025-02-20
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,793,952,188 based on the closing price of a share of the common stock on the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 14, 2025 was 40,546,877.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SYLVAMO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I.		1
ITEM 1.	BUSINESS.	1
	Our Company	1
	Competition	1
	Marketing and Distribution	1
	Description of Principal Products	2
	Raw Materials	2
	Human Capital	2
	Environmental and Other Regulations	4
	Sustainability	7
	Available Information	9
	Forward-Looking Statements	9
ITEM 1A.	RISK FACTORS.	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	31
ITEM 1C.	CYBERSECURITY.	31
ITEM 2.	PROPERTIES.	33
	Forestlands	33
	Mills and Plants	33
	Capital Investments and Dispositions	34
ITEM 3.	LEGAL PROCEEDINGS.	34
ITEM 4.	MINE SAFETY DISCLOSURES.	34
PART II.		35
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY.	35
ITEM 6.	RESERVED.	36
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	37
	Executive Summary	37
	Results of Operations	38
	Description of Business Segments	38
	Business Segments Results	39
	Non-GAAP Financial Measures	41
	Liquidity and Capital Resources	42
	Pillar Two Directive	44
	Critical Accounting Policies and Significant Accounting Estimates	44
	Recent Accounting Developments	45
	Foreign Currency Effects	45
	Market Risk	46
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	47
	Report of Management on Financial Statements, Internal Control Over Financial Reporting and Internal Control Environment and Board of Directors Oversight	47
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	49
	Consolidated Statements of Operations	52
	Consolidated Statements of Comprehensive Income (Loss)	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Consolidated Statements of Changes in Equity	56
i

ii

PART I.

ITEM 1. BUSINESS

OUR COMPANY

Sylvamo Corporation (the “Company” or “Sylvamo”, which may also be referred to as “we” or “us”) is a global uncoated papers company with a broad portfolio of top-tier brands and low-cost, large-scale paper mills located in and serving the most attractive geographies, including Europe, Latin America and North America, which are our business segments. We produce uncoated freesheet (“UFS”) for paper products such as cutsize and offset paper, as well as market pulp. With roots going back to 1898, we have a long history of offering premium quality papers to meet the needs of our customers and end-users. Our mills predominantly rank in the lowest quartile on global and regional UFS cost curves, and we believe our low-cost operations enable us to serve our customers with the highest quality products at attractive margins. Our industry-leading brands, known for their long-standing reputation in their respective markets for product quality and performance, allow us to maintain our long-term relationships with top-tier customers throughout economic cycles. Our international reach and strong positioning across retail, merchant and e-commerce channels optimally positions us to meet the paper needs of our end-users around the world. This also provides geographical diversification of our revenue and profits. From 2022 to 2024, on average, we generated 46% of our revenues and 41% of our Business Segment Operating Profit in Europe and Latin America. Each region in which we operate exhibits different supply and demand characteristics. Both Latin America and North America have strong profitability for the uncoated paper industry relative to other geographies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results - Results of Operations for a definition of Business Segment Operating Profit.

During the second quarter of 2022, we committed to a plan to sell our Russian operations (which were sold on October 2, 2022). Our operations in Russia included a paper mill in Svetogorsk, Russia and long-term harvesting rights on 860,000 acres of government-owned forestland. As this divestiture was a strategic shift away from the Russian markets, we have presented the historical operating results of the Russian operations as “discontinued operations” as applicable (see Note 8 Divestiture and Impairment of Business to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K for additional discontinued operations information). As a result, the narrative discussion in this Item 1 relates only to our continuing operations, and all other financial results, disclosures and discussions of the Company’s continuing operations appearing elsewhere in this Annual Report on Form 10-K exclude our Russian operations, unless otherwise noted.

In January 2023, the Company completed the previously announced acquisition of Stora Enso’s uncoated freesheet paper mill in Nymölla, Sweden, for €157 million (approximately $167 million), subject to customary purchase price adjustments. The integrated mill has the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The Nymölla mill’s results of operations are included in Sylvamo’s consolidated financial statements from the date of acquisition. See Note 7 Acquisitions to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K for further details.

COMPETITION

The markets in which we operate are highly competitive with well-established domestic and foreign manufacturers. For instance, in North America, the four largest manufacturers of UFS, including Sylvamo, represent approximately 80% of the total annual production capacity. As the use of electronic mediums and alternative products increases, and because paper production does not generally rely on proprietary processes, except for highly specialized papers or products, the areas into which Sylvamo sells its principal products are increasingly competitive. Furthermore, the level of competitive pressure Sylvamo may face is dependent, in part, upon exchange rates, particularly the rate between the U.S. dollar and the Euro and the U.S. dollar and the Brazilian real. Some of our competitors have shut down or converted mills or paper machines at their mills to linerboard, pulp and boxboard capacity, which reduced the supply of UFS and other printing papers.

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

HUMAN CAPITAL

In this Human Capital section and elsewhere in this Annual Report on Form 10-K, we refer in various contexts to our website and to sustainability performance reviews, other reports, policies, and other information published by us or on our website. The information on our website and in the referenced sustainability performance reviews, other reports, policies and other information, and that is otherwise connected to our website, is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered part of this or any other report that we file with or furnish to the SEC.

Employees

Sylvamo’s capabilities and potential are delivered through our dedicated, talented and diverse workforce, which we believe is among the best in the industry. We employ over 6,500 people globally, with 25%, 49% and 26% of our workforce located primarily in 13 countries in Europe, Latin America and North America, respectively. A portion of our workforce is represented by unions in Brazil, France, Sweden and, in the United States, at our mill in Ticonderoga, New York. We believe that our relationships with our unions are constructive.

We strive to be the employer of choice. We aim to attract, retain and develop talented and diverse employees that reflect our diverse communities and global end-users of our paper. To that end, we work to foster a safe and inclusive workplace where all employees feel safe, welcomed, valued, engaged, fairly compensated and have opportunities for professional development.

Health and Safety

Our priority is people before paper -- the health and safety of our employees, contractors and visitors to our facilities are paramount. We strive to design and operate injury-free workplaces for our employees and everyone who enters our facilities. As responsible stewards of people and their communities, we have emphasized safety at our Company and strictly complied with national regulations such as, in the United States, the Occupational Safety and Health Administration’s regulations. Based on our safety record and our comparison of it against publicly available industry safety information, we are an industry-leading company in employee safety.

We track our safety record. Information about our safety record is available on our website, sylvamo.com, and in our annual sustainability performance review. Our Sustainability Performance Review for 2023 is available on our website, sylvamo.com. We will post our Sustainability Performance Review for 2024 on our website when it is completed, which is expected in the first half of 2025.

We take precautions to protect the health and safety of our employees and comply with applicable government requirements and safety guidance in the three regions where we operate. We continue to promote safety through our “People Before Paper” program, which we first introduced in 2022. This program promotes increasing safety, especially in the manufacturing setting, by emphasizing focus on one safe task a time and stopping work if work conditions appear unsafe. It further emphasizes mental health and overall well-being as important to increasing safety. Since we introduced the program, we have consistently worked to increase safety through initiatives developed and implemented under the program. These initiatives included ongoing communications and training, as well as our leadership’s insistence that employees put people’s safety before operations, always.

As we have promoted safety and tracked our safety performance, we have found it challenging to ensure that injuries are avoided. Therefore, in 2024, we ramped up efforts under our safety program, including: adding even more frequent communications from our leadership emphasizing safety; implementing further safety training at our facilities with a focus on specific areas for safety improvements; conducting an organization-wide safety “stand-down,” ceasing work, to emphasize that we want employees to speak up and stop work if conditions seem unsafe; providing recognition to employees who have improved safety, such as by seeing and bringing attention to a potentially unsafe issue or proposing safety improvements; and having employees who have contributed to safety improvements share how they improved safety, at periodic company-wide safety meetings. Additionally, we frequently communicate and emphasize to employees the importance of, and have provided opportunities for them to enhance, their physical and mental health and well-being. We have Employee Assistance Programs and additional benefit resources available in all regions where we operate to support our employees’ health and well-being.

Notwithstanding our efforts to ensure a safe workplace and support the physical and mental health of our employees, we cannot guarantee that our efforts will always be successful. Success is subject to risks and uncertainties, both known and unknown, including risks noted in Item 1A. Risk Factors, including A public health crisis could have a material adverse effect on our business, financial condition, results of operations and cash flows and elsewhere in this Annual Report on Form 10-K. A failure to keep our employees and others safe on our premises could disrupt our operations, result in losses associated with liability or potential liability to the harmed individual and to applicable governmental agencies responsible for regulation of safety, and cause us reputational harm.

Attraction and Retention

Compensation, Benefits and Talent Development

Our talent strategy focuses on attracting and retaining the best employee talent from the diverse backgrounds of the communities where we operate. We aim to foster for employees a work culture where employees from those diverse backgrounds work well together, are treated fairly, and are valued for their talents and the viewpoints that they bring to the table. We aim to provide competitive compensation and benefits, reward individual, team and company performance, provide professional development opportunities, promote employee health and well-being, and encourage engagement by showing our employees that we value their commitment to our company objectives, to each other and to their communities.

To provide our employees globally competitive and fair compensation and benefits, we periodically review, adjust and align our compensation practices with best practices around the material elements of our compensation structure.

Our employee recruiting includes developing and recruiting new talent through lateral and college recruiting efforts. As an example of such college recruiting efforts, in the United States, Brazil and Europe, we have programs that include internships and trainee programs to attract college hires, with a special focus on preparing early career engineers and safety professionals to be future leaders at Sylvamo. We believe that these efforts help develop a strong, talented and diverse workforce at Sylvamo.

We support, encourage and provide our employees with opportunities to strengthen their connection and commitment to Sylvamo and the communities where they work and live, because a highly engaged workforce is important to our business success. In 2024, we launched a global engagement survey. Through the survey, we determined that engagement levels at Sylvamo in all regions where we have employees are fairly high, and we established a baseline for engagement levels to consistently work to improve upon. Also in 2024, we provided multiple opportunities, in the various regions where we operate, for our employees to engage in and help their communities. We share information about some of these engagement opportunities at the “Why we Care” tab on our website, sylvamo.com.

We develop the capabilities of our employees through our continuous learning, development and performance management programs. We invest in their growth and development by providing a multi-dimensional approach to learning. This approach includes various learning journeys to help employees grow personally and professionally and advance within our organization, including for specific positions, for specific development targets, and for development of competencies and Sylvamo’s culture. These learning resources are intended to provide employees with the skills they need to achieve their career goals, build management skills and be leaders at Sylvamo.

Inclusion and Diversity

A component of our overall effort to attract and retain exceptional employee talent, supporting our objective to be the employer of choice, is to cultivate a workforce where employees from diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions, where employees feel welcome, included and valued, and where all employees are treated fairly, regardless of background.

Our senior management team is internationally diverse with global experience, hailing from all of the geographies in which we operate — Europe, Latin America and North America. We have a Global I&D Council that develops our I&D strategy and helps identify and implement means for our strategy to succeed. The Global I&D Council meets quarterly and includes a range of employees at various levels of leadership, who are from the regions where we operate and are of diverse races, genders and cultural backgrounds. In 2024, the efforts of the Global I&D Council resulted in initiatives that included training managers on strengthening the ability of our leaders to facilitate inclusive work teams, providing employee mentoring and networking opportunities, and facilitating means for employees to identify and leverage opportunities for their career growth and advancement. Our employee inclusion networks, which we started in 2022, continued to meet in 2024. All initiatives and employee inclusion networks are voluntary and open to all employees.
Management keeps our senior leadership and board of directors aware of our I&D initiatives and progress through periodic reports. The Management Development and Compensation Committee of our board of directors is responsible for oversight of I&D matters.

Challenges and Risks

Our hiring and retention efforts are challenged by competition for labor having a high level of the various skills needed in our industry, particularly at our mills, which makes our cost of labor high compared to industries that require less skilled labor. We have not experienced any material shortage of labor, but if the labor supply were to contract substantially in any of the regions where we operate, it could impede our ability to attract and retain employee talent and further increase our cost of labor. For more information regarding our risks relating to the labor market, see Item 1A. Risk Factors, particularly – “Our business and business prospects could be materially adversely affected if we fail to attract and retain senior management and other key employees.”

Our hiring and retention efforts focus on ensuring equal opportunities in hiring and promotion, enhanced by our inclusion and diversity efforts that value employees of all backgrounds and talents and that, without regard to their backgrounds, provide employees with access to the support we provide for career growth and success. There is risk, particularly in the United States, that such efforts could expose us to legal challenges relating to such efforts. There is also risk that, despite our efforts, we will not achieve our aspirational goals or adequately foster the work culture described above.

In 2023 and 2024, we conducted “Project Horizon” to streamline our organization and reduce costs, based upon an evaluation of our needs at all levels of the organization. We eliminated a number of salaried positions and reorganized job responsibilities. We believe that the streamlining resulted in a leaner, stronger organization.
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

Environmental and Climate Change Regulation

Current or proposed environmental laws (by “laws,” we also mean regulations and other governmental rules) include those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations, and health and safety matters. Compliance with these laws in all jurisdictions where we operate, therefore, is a significant factor in the operation of our business and may result in capital expenditures as well as additional operating costs. For example, our United States mills are in compliance with the U.S. Environmental Protection Agency’s (“EPA”) maximum achievable control technology (“MACT”)

standards that require owners of specified pulp and paper process equipment and boilers to meet air emissions standards for certain substances. However, as required by the Clean Air Act, the EPA is expected to conduct a Risk and Technology Review (“RTR”) after the application of the MACT standards to determine if the standard was protective enough for human health. It is possible that such review could result in future MACT and RTR regulations that necessitate our making future capital project expenditures to comply with such regulations.

We are subject to the European Union Deforestation Regulation (“EUDR”), which has a compliance deadline of December 30, 2025. The EUDR will require companies trading in wood, cattle, cocoa, coffee, oil palm, rubber and soya, as well as products derived from these commodities such as paper, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation or breaches of local laws in order to trade such products in or from the European Union market. We have incurred costs and devoted significant time and effort to assess how, and to prepare, to comply with the EUDR, and will continue to incur costs and devote time and effort to comply after its requirements go into effect. The EUDR may also reduce the availability of and increase the price of goods supplied to us that are subject to its rules.

Several Canadian provinces, most countries in Europe, and some states in the United States have adopted, and more jurisdictions may adopt, extended producer responsibility, or “EPR,” laws. EPR laws assign producers of the materials covered by the laws some financial responsibility for the end-of-life management of those materials within the adopting jurisdiction. These laws can apply to various types of materials, and some of them apply to packaging and paper products. We are, or in 2025 will be, subject to EPR laws in various European countries, Canadian provinces and states in the United States, including, among others, California, Colorado, Maine, Minnesota and Oregon, where we are or will be required to pay fees to manage the end-of-life cost of our products. EPR laws also may cause us to pay higher prices for the packaging and other materials that we purchase from suppliers subject to EPR laws, who may pass through to their customers some of their increased costs resulting from such laws.

Some of the foregoing and various other environmental and health and safety laws applicable to us provide for substantial fines or penalties and other civil and criminal sanctions for failure to comply. Certain environmental laws provide for strict liability and, under certain circumstances, joint and several liability; for example, for investigation and remediation of the release of hazardous substances into the environment.

We are committed to avoiding adverse impacts on the environment, including by controlling emissions and discharges from our facilities and by responsible sourcing of materials to produce our paper, both as an environmental steward and to maintain our compliance with applicable laws. However, we may encounter situations in which our operations failed to maintain full compliance with applicable requirements, or we may learn that previous owners of our property failed to comply with applicable requirements for which responsibility may be imposed on us by law (for example, if they released substances in violation of environmental laws), which could possibly lead to civil or criminal fines, fees, penalties or enforcement actions against us. These could include governmental or judicial orders that stop or interrupt our operations or that require us to take corrective measures at substantial costs, such as installation of additional pollution control equipment or environmental remediation. See Item 1A. Risk Factors – “We are subject to extensive environmental laws and regulations and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.” An environmental clean-up matter in Brazil, which has been ongoing since prior to our spin-off from International Paper, and which has not had, but could have, a material financial impact on us, is described in Note 13 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K.

In 2024 we spent approximately $2.5 million and over the course of 2025 and 2026, we expect to spend $14-$15 million on capital projects in the aggregate for our mills in the three regions where we operate to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. Depending on how project timelines develop, we expect to spend about $6-$12 million of such amount in 2025.

Multiple laws have been passed in various jurisdictions addressing climate change that apply to us and may have a material impact on us.

The Paris Agreement, an international treaty on climate change, went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing greenhouse gas (“GHG”) emissions. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net zero global GHG emissions. Although the United States has withdrawn from the Paris Agreement, our two mills in Europe and our three mills in Brazil are impacted by GHG reduction commitments made by member countries under the Paris Agreement. In the EU, there is a GHG Emissions Trading System ("EU ETS"). Our Saillat and Nymolla mills are under Phase IV of the EU ETS that established a trading period ending in 2030, during which the two mills may benefit from free allocation of GHG emission allowances. However, the mills’ continued participation is subject to various factors, including potential changes to the EU ETS system, and our Nymölla mill’s eligibility to participate will terminate on December 31, 2025, absent any governmental action that would allow continued participation. The financial impact on us of such termination will depend in part on factors not within our control, including any governmental action ameliorating the impact of termination. The Paris Agreement and EU ETS may have a material impact on us depending on, among other factors, how binding the GHG emissions reduction commitments made by Paris Agreement member countries are, how market prices for GHG emissions credits evolve under applicable rules over the coming years, and the extent to which our mills are subject to requirements of member countries imposed in connection with the Paris Agreement.

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

If and as regulators increase their focus on climate change and other sustainability issues, we have been, or may become, subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (“CSRD”), and EU sustainability reporting standards are being developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives. Such reporting will apply not only to local operations in the EU, but under certain circumstances, to entire global companies that have EU operations. The CSRD will require us to begin reporting for European operations in 2026 and for the entire Company globally in 2029, with the option to voluntarily commence reporting for the entire Company earlier than 2029. As another example, the State of California has adopted new climate change disclosure rules that will apply to us because we conduct business in California. Reporting by us under the rules will be required starting in 2026. The SEC announced proposed climate change disclosure rules in March 2021 that are the subject of litigation challenging them. The SEC deferred their effectiveness as a result of such litigation, and the future status of such rules is uncertain, particularly in view of the new U.S. presidential administration. The SEC’s rules were initially proposed to become effective in 2026. Compliance with the CSRD, the California rules and, if implemented, the SEC rules, has required and may continue to require us to incur costs and devote significant resources, time and attention by our management and other personnel. While we expect to fully comply with all such rules as they apply to us, if we fail to comply, it would subject us to potential penalties and fines.

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

We are subject to highly complex tax laws in various countries in Europe, Latin America and North America, most notably in the countries where we have significant operations – Brazil, France, Sweden and the United States – that if violated, could result in significant fines, interest charges and costs associated with litigation. In Brazil, our business is subject to various tax proceedings, including those discussed in Note 13 Commitments and Contingent Liabilities and Note 12 Income Taxes to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K.

Our global operations subject us to complex and evolving privacy and information security laws and regulations such as the EU General Data Protection Regulation, Brazil's Lei Geral de Proteçāo de Dados Pessoais, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. These laws require us to comply with a range of obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations. We identify various risks associated with privacy and information security laws and regulations in Item 1A. Risk Factors – “We are subject to information technology risks, including risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information, breaches in the technology used to manage operations and other business processes, and the increasing use of artificial intelligence.”

Our operations around the world are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

For further information about the regulatory risks of our business, see Item 1A. Risk Factors – “Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

SUSTAINABILITY

Sylvamo remains committed to operating responsibly and sustainably, and incorporates this into our strategies and everyday processes as we seek to seize opportunities, address risks and create long-term value for our shareholders. Our commitment to sustainability spans our value chain, from the safety of our employees, to the responsible sourcing of raw materials, to using renewable energy and ensuring the recyclability of our products. Our commitment is part of our Code of Conduct and it requires us to operate as responsible stewards for our communities and the environment. We believe that operating in this manner creates healthy communities, enhances our competitive position with our customers, increases our desirability as an investment and helps engender employee pride in the Company, thereby helping us achieve our vision to be the world’s paper company: the employer, supplier and investment of choice.

Our 2023 Sustainability Performance Review (available at sylvamo.com/us/en/sustainability) illustrates our 2023 contributions to the circular, low-carbon economy, to our employees’ safety, well-being and success, and to supporting our communities. It reflects our goal to operate as a sustainable company that generates profits for our shareholders, protects the environment, and improves people’s lives. In the 2023 Sustainability Performance Review, we highlight and report on our key initiatives for achieving that goal. We plan to report on our initiatives for 2024 in our 2024 Sustainability Performance Review, to be published in 2025. Our annual sustainability reporting includes disclosures aligned with the Global Reporting Initiative (“GRI”) and the Task Force On Climate Related Financial Disclosures (“TCFD”) frameworks (available at sylvamo.com/us/en/sustainability/reporting). We cannot guarantee that we will achieve our goals and initiatives described in our Sustainability Performance Reviews and in this Annual Report on Form 10-K. Our ability to achieve them is subject to risks and uncertainties both known and unknown, including various risks noted in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

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

Our operations strive to incorporate responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. For example, we promote healthy and productive forest ecosystems by committing to source 100% of our fiber from sustainably managed forests and aiming to conserve, enhance or restore 250,000 acres of ecologically significant forestland globally by 2030. Towards this goal, in 2024 we continued investing in reforestation in the Atlantic Forest region of Brazil and the Appalachians of the United States, through joint efforts with international and local organizations.

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

We support and use third-party certification of sustainable forest management through forest certification and chain-of-custody systems, and we work to continue to meet our customer’s demand for certified-fiber products. Sylvamo follows these credible certification systems: Forest Stewardship Council® (FSC®); the Sustainable Forestry Initiative® (SFI®); and the Programme for the Endorsement of Forest Certification (PEFC). In 2024, all of our sourced fiber followed the FSC® Controlled Wood Standard, and based on the latest figures available, approximately 60% of our sourced fiber was from forests certified to the FSC®, SFI® or PEFC Forest Management Standards. Additionally, nearly all of our owned forestland is certified to the FSC® (C101761) Forest Management Standard.

Reduction of Water Usage

Sylvamo is working to reduce our water usage by an incremental 25% compared to a 2019 baseline. To that end, in 2024 we conducted a thorough internal water study at our mill in Saillat, France, and shared best practices with our other mills based on the results of the study. We intend to update our progress reducing water usage at least annually on our Company website or in our Sustainability Performance Reviews.

Climate Change and Reduction of GHGs

Sylvamo recognizes that the climate is changing. The GHGs carbon dioxide and methane trap higher amounts of heat in the atmosphere than many other atmospheric gasses and remain in the atmosphere for years; therefore, we believe it is prudent to reduce those emissions. We seek to reduce our GHG emissions by working to reduce our Scope 1, 2 and 3 emissions, and by advancing a lower-carbon economy by designing 100% reusable, recyclable or compostable papers that people depend on for education, communication and entertainment. Additionally, various jurisdictions where we operate have passed laws to address climate change that have an impact on us and our work to reduce GHG emissions, as described above in “-Environmental and Other Regulations - Environmental and Climate Change Regulation.”

We seek to achieve an incremental 35% reduction in our mills’ Scope 1, 2 and 3 GHG emissions by 2030, as compared against a 2019 baseline, and continue efforts to further decarbonize our operations by defining a pathway to net zero. Our GHG emissions reduction targets were validated by the Science Based Targets Initiative (SBTi) in April 2023 and are consistent with a well below 2 degrees Celsius scenario and the Paris Agreement. The Paris Agreement impacts our mills in Europe and Brazil, due to GHG emissions reduction commitments in accord with the Paris Agreement that have been made by the respective countries in which those mills are located. Our mills in Europe may benefit from free allocation of GHG emission allowances under the EU ETS to meet GHG emissions reduction targets, subject to various factors, including that our Nymölla mill’s eligibility to participate in allocations is expected to terminate at the end of 2025, as described in “- Environmental and Other Regulations - Environmental and Climate Change Regulation”

Based on the most recent available data, Sylvamo’s mills generated at least 85% of the energy used in the mills from carbon-neutral biomass residuals, which minimizes the use of fossil fuels that our company would otherwise use in its operations. Our mill in Nymölla, Sweden, has EU Ecolabel and Nordic Swan Ecolabel certification, which are third party certifications of products that meet high environmental standards and, in the case of EU Ecolabel certification, contribute to the EU’s goal of climate neutrality by 2050.

Sylvamo participates in the Carbon Disclosure Project (“CDP”) questionnaires concerning climate change, forests and water, to quantify and provide transparency on our environmental practices and progress. We also participate in the EcoVadis rating platform that assesses supply chain environmental, social and ethical practices. Our responses to CDP questionnaires and our EcoVadis performance overview are published at www.sylvamo.com/us/en/sustainability.

The long-term effects of climate change on the global economy, our industry and us are unclear, especially in view of the political significance and uncertainty around regulatory actions proposed or being taken to address climate change. Changes in climate where we, our customers and our suppliers operate could have an adverse impact on our business, results of operations, and financial condition, as could regulatory actions to address climate change. More information about risks related to climate change and climate change regulation is available in Item 1A. Risk Factors – “We are subject to physical, financial and reputational risks associated with climate conditions and climate change, including global, regional and local weather conditions, the availability of wood fiber, water and fuel, and the impact of increasing regulatory and investor focus on climate change.”

Management and Board Oversight

We have a steering team for sustainability matters consisting of a cross functional group of employees and commercial leaders. The team guides the company’s sustainability and community engagement strategies and monitors progress. It is chaired by our Senior Vice President, Chief Administrative and Legal Officer (“SVP CA&LO”), the highest-ranking non-board company executive with direct oversight of climate-related issues, who reports to our CEO. We have a Chief Sustainability Officer (“CSO”) who oversees another team of employees who report to the CSO. The CSO’s team is responsible for our global sustainability strategy and initiatives, which are intended to protect the environment and improve the lives of those we interact with, while creating profit for shareowners. Our CSO reports to our SVP CA&LO. Our CSO provides regular reports to our board’s Nominating and Corporate Governance Committee, which is the board committee responsible for oversight of sustainability matters, including oversight of climate-related matters.

Our sustainability efforts are carried out in all of the regions where we operate, by multiple business teams into whose responsibilities sustainability concepts have been integrated. In addition to the dedicated sustainability team of employees led by our CSO, our human resources and sourcing teams handle various aspects of sustainability programs in their respective areas. Also, designated staff at our corporate, business and facility levels help identify, prioritize and manage sustainability-related risks and opportunities, and we have a responsible operations working group made up of global manufacturing and technical experts who are focused on key operational issues related to water and GHG emissions.
AVAILABLE INFORMATION

Sylvamo’s internet address is www.sylvamo.com. We make available, free of charge, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonable practicable after we electronically file such material with, or furnish it to, the SEC.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic, civil and political conditions and trade relations; physical, financial and reputational risks associated with climate conditions and climate change, including adverse environmental events such as floods and fires; reduced demand for our products due to the cyclical nature of the paper industry, the industry-wide secular decline in paper demand, or competition from other businesses; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental, tax and other laws and regulations in the Brazil, Europe, the United States and other jurisdictions to which we are subject, including our compliance costs and risk of liability and loss for violations; our reliance on a small number of customers; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” below. The principal risks and uncertainties affecting our business include the following:

•global and regional economic and political conditions and trade relations;

•physical, financial and reputational risks associated with climate conditions and climate change;

•a public health crisis;

•the fluctuating and cyclical nature of paper and pulp supply and demand that periodically results in declines in prices for paper and pulp;

•changes in the cost or availability of raw materials and energy needed to manufacture our products;

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

•the significant capital needed for our operations;

•our failure to attract and retain senior management and other key employees;

•a significant write-down of our goodwill or other intangible assets;

•failure to achieve expected investment returns on pension plan assets or regulatory or other factors affecting the plans’ funded level;

•labor disputes;

•inability to achieve expected benefits from strategic corporate actions;

•inability to protect our intellectual property and other proprietary rights;

•loss of commercial agreements with International Paper;

•failure of transactions in connection with our spin-off from International Paper to qualify for non-recognition treatment for U.S. federal income tax purposes;

•satisfaction of indemnification obligations between us and International Paper;

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

RISKS RELATING TO OUR BUSINESS

Risks Relating to Economic and Political Conditions and Other External Factors

Our operations and performance depend significantly on global and regional economic, civil and political conditions and stable trade relations; and adverse economic, civil or political conditions, or deterioration in trade relations, could materially adversely affect our business, financial condition, results of operations and cash flows.

We operate in three primary regions, each of which contributes significantly to our financial performance: Europe, Latin America and North America. Five of the seven mills that we own are located outside the United States: three in Brazil, one in France and one in Sweden. Deterioration of economic, civil or political conditions, either globally or in a region where we operate, could have a material adverse effect on our business, financial condition, results of operations and cash flows. As examples, a recession could reduce demand for our products, impact capacity utilization, and erode our profits; significant inflation could increase our costs, reduce demand for our products if we increase prices, and erode our profits; and an unstable economic environment could disrupt our business strategies and destabilize demand for our products. Such conditions could also generally affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, and consumer confidence, all of which could impact our costs of operating and demand for our products.

Also, civil or political unrest or conflict, including military conflict, could hinder the supply to us of, and increase the cost of, materials needed for our operations. Military conflicts that were ongoing in 2024 could have a material adverse effect on us in the future; for example, if the war in Ukraine were to spread further in Europe, or if, notwithstanding a recent ceasefire, armed conflict in and near the Middle East were to spread or Houthis attacks affecting Red Sea shipping were to recommence and increase in severity. With respect to these specific conflicts, in 2024 we experienced inflation in transportation costs due to shipping disruptions in and around the Red Sea that, in turn, resulted in global increases in shipping and container costs and supply chain disruptions. However, we believe that, generally, our operations in Europe are at more risk than our operations in Latin America and North America from potential expansion of these conflicts, because geographic proximity to such conflicts elevates the risk of transportation network, energy and supply chain disruptions and related price increases.

Other unfavorable economic, political or civil conditions in the three regions where we operate, such as strikes, lack of availability and high cost of credit, and fluctuations in the value of local currency versus the U.S. dollar could adversely affect our cost and ability to manufacture and deliver our products to customers, obtain credit on favorable terms, and maintain profit margins.

The imposition of trade protection measures, such as governmental subsidies and tax benefits, favoring locally produced products that compete with ours, but which do not also protect our products, could have a material adverse effect on our results of operations and business prospects. Conversely, the removal of trade protection measures that protect our products could have a material adverse effect on our results of operations and business prospects. For example, our mills in Brazil have historically benefited from policies favoring domestic producers. We cannot guarantee that any such policies will continue or that we will continue to benefit from existing or future policies, nor can we guarantee that we will not be harmed by future policies.

Disruption in existing trade agreements, or increased trade friction between countries, could result in protective measures such as tariffs and anti-dumping and countervailing duties. Protective trade measures could skew markets and disrupt the cross-border flow of globally traded materials needed to make our products and the distribution of our products. For example, tariffs imposed or proposed by the United States on items that we import into the United States could increase our costs for such items. If we were to increase our products’ prices to mitigate the increase in our costs, it could decrease demand for our products. Also, protective trade measures taken by other countries in response to tariffs imposed by the United States could make our exported products more expensive and less desirable to customers in those countries. The impact on us of tariffs imposed or proposed by the United States or other countries is currently uncertain and depends upon various factors, including the extent to which we would import or export the items subject to the tariffs, the impact of the tariffs on the pricing, distribution and availability of items we import, the impact on demand for products that we export, and whether the negative impact on us of any tariffs imposed on products that we import is ameliorated by the positive impact of any competitive advantage conferred on products that we produce and sell within the same country. One of our significant imports into the United States is energy from Canada, and we export products from the United States to various locations globally, including Mexico. Our products sold within the United States compete with similar imported products and may benefit from tariffs imposed by the United States.

We are subject to physical, financial and reputational risks associated with climate conditions and climate change, including the impact of global, regional and local weather conditions, the availability of wood fiber, water and fuel, and the impact of increasing regulatory and investor focus on climate change.

Climate conditions, including those that may be associated with climate change, have the potential to disrupt our business and cause us financial loss. Increases in global average temperatures, which can be caused by increased concentrations of carbon dioxide and other GHGs in the atmosphere, could significantly change weather patterns, including precipitation patterns and growing seasons. An increase in global temperature could also lead to an increase in the frequency and severity of severe weather events and other natural disasters. Changes in weather patterns, severe weather events and other natural disasters pose significant risks for our operations and the operations of our suppliers and customers, including, without limitation, that hurricanes, tornados, hail, fire, extreme precipitation, flooding, snow, ice storms, extreme heatwaves and drought could cause heavy damage to or destruction of our valuable assets and have multiple adverse impacts on our business:

•Decreased productivity of forests, increased frequency and severity of wildfires, heavy rain or drought, inadequate distribution and abundance of tree species, and the spread of disease or insect epidemics in forestlands, could adversely affect timber production and harvesting, thereby reducing the availability to us of, or reducing the density and quality of, the virgin fiber upon which we rely to manufacture our products. Thus, any one or more of these events could significantly increase the costs to manufacture our products and potentially delay or interrupt our manufacturing operations (see “ – Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition and results of operations”). If occurring in Brazil, such events could further increase the costs that we have been incurring to replenish the trees on our owned and managed Brazil forestlands and to source virgin fiber from third parties for our mills in Brazil, because such forestlands have been producing sub-optimal yields of mature virgin fiber for our operations. Also, as a result of drought in Brazil, in 2024 wildfires burned approximately 1% of our Brazil forestlands. The 2024 wildfires did not have a material impact on us, but if drought and wildfires in Brazil worsen, we could incur further increased costs to source more wood in Brazil from third parties and, if we were unable to source an adequate supply of suitable wood, production at our mills in Brazil could decrease.

•A steady supply of significant volumes of water are necessary to the manufacturing operations at our mills, and weather events interrupting such supply could slow or interrupt our mill operations. For example,as a result of periodic drought conditions in Mogi Guaçu, Brazil, water flow sometimes slows and is interrupted to our mill, slowing operations. Although this has not had a material adverse impact in the past,if there were a severe, extended drought, it could cause production at the mill to be suspended for an unknown period of time. Also, because of the need for a steady supply of water, our mills are located near rivers, exposing them to the risk of floods. A flood at any of our mills could result in severe damage to our assets, require costly repairs and cause the mill to suspend operations.

•Our manufacturing operations rely significantly on a steady supply of energy, and fuel is critical to the transport to us of inputs and the distribution by us of our products. Energy or fuel shortages or delivery disruptions caused by climate-related events, or the transition to a lower-carbon economy, could increase the price of energy needed to manufacture our products, the cost to us of having inputs transported to us, and costs of delivering our products to customers. Disruptions have the potential to cause us to suspend or stop operations until energy or fuel again become available.

•Unpredictable weather patterns or extended periods of severe weather could impact our suppliers and disrupt our supply chain, and thus increase our material costs and potentially delay or stop our operations. They also could impact our customers and result in decreased demand for our products by affected customers.

•Our ability to mitigate the adverse physical impacts of severe weather events and other natural disasters depends in part upon our disaster preparedness and response and business continuity planning, but we cannot guarantee that our disaster preparedness and business continuity planning would adequately mitigate such impacts.

•The introduction of a carbon tax or government mandates to reduce GHG emissions, and more stringent or complex environmental and other permitting requirements, could result in costs to meet such requirements and other additional costs of compliance.

•There is no assurance that we can recover, through increased prices, any increased costs to us of fiber, energy, other materials, manufacturing stoppages or delays, regulatory compliance, or any other factor related to climate conditions or climate change, and if we were to pass these costs on to customers, it could reduce demand for our products.

•There has been an increased focus, including from investors, customers, regulators and other stakeholders regarding climate change, which has resulted or could result in more prescriptive reporting requirements with respect to climate change-related topics and increased expectations and pressure to voluntarily disclose such topics, all of which increase compliance costs. Additional details are available in Item 1. Business “— Environmental and Other Regulations” and “— Sustainability.”

•We have established and publicly disclosed targets, and our progress towards achieving targets, related to certain sustainability matters, including to reduce Scope 1, 2 and 3 GHG emissions. Our sustainability targets are subject to assumptions, risks and uncertainties, many of which are outside of our control. If we cannot meet these targets by 2030, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, our reputation could be harmed.

The impact of events resulting from any one or more of these climate-related risks could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows. We are assessing our climate-related risks and determining the best strategies to address identified risks and increase our business’s climate resilience.

Additional discussion of our environmental regulatory risk is included in – “We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations” and Item 1. Business – Environmental and Other Regulations.

A public health crisis could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If a public health crisis were to curtail business activities or result in the imposition of governmental restrictions on the general public or on business activities, or were to cause widespread illness among our or our customers’ or suppliers’ employees, it could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, a public health crisis could reduce demand for our paper as a result of school and business closures and increased remote work among the general public, disrupt operations at our mills due to employee attrition, illness, quarantines, government actions or other restrictions, and cause labor shortages, supply chain disruptions and inflation that constrain our operations and increase our costs to operate.

Risks Relating to Our Industry, the Products We Offer and Product Distribution

Demand for and prices of paper and pulp products fluctuate and are cyclical, and fluctuations or cycles that result in decreased demand and lower prices could cause us to have lower sales volumes and smaller profit margins.

The paper and pulp industry, including the demand for our products, is cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of our products are commodities that are available from other producers. While brand recognition and service levels impact the demand for products, because commodity products have few other distinguishing qualities from producer to producer, competition for these products is significantly based on price, which is determined by supply relative to demand. The overall levels of demand for the products that we manufacture, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions, competition, including from electronic substitution, and other factors also described in this Item 1A. Risk Factors in “—The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Industry supply of paper and pulp products is also subject to fluctuation, as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or entire mills or convert them to different products to offset a decline in demand. Any such closures by us would result in significant cash and non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. As a result, prices for our products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to our products depends on managing our cost structure, particularly wood fiber, chemicals, transportation and energy costs, which represent some of the largest components of our operating costs and can fluctuate based upon factors beyond our control. If the prices or demand for our paper or pulp products decline, or if wood fiber, chemicals, transportation or energy costs increase, or both, our business, financial condition, results of operations and cash flows could be materially adversely affected. See “—Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.”

Changes in the cost or availability of raw materials and energy used to manufacture our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, caustic soda, starch and water) and energy sources (principally biomass, natural gas, electricity and fuel oil) to manufacture our products. Our profitability has been, and will continue to be, affected by changes in the cost and availability of the raw materials and energy sources we use. Future inflation in the costs of and decreases in the availability of raw materials and energy is not within our control and could increase our costs of production and slow or stop our production.

In 2024, as compared to 2023, we did not experience significant inflation in the costs of raw materials and energy, except for inflation in the cost of virgin wood fiber, driven primarily by tight wood supply in Europe and high wood demand in Latin America. The market price of virgin wood fiber varies based upon demand, availability, source, and the costs of labor and the fuels used in harvesting and transporting the fiber. The cost and availability of wood fiber can also be affected by weather, climate variations, natural disasters, general logging conditions, geography, human activity and regulatory activity.

An example of regulatory activity that has the potential to decrease the supply of wood fiber available to us are carbon sequestration regulations. Such regulations limit the availability of forestlands for harvest and could increase our cost of wood fiber and potentially create shortages having an impact on our operations. In particular, the EUDR in the European Union, to become effective on December 30, 2025, will prevent companies trading in certain goods and products derived from such goods, such as paper, from selling those products in Europe unless they conduct extensive diligence on the value chain to ensure that the products do not result from recent deforestation, forest degradation or breaches of local laws. The EUDR could decrease the volume of wood supplied in the European Union and increase prices there for wood generally.

Also in Europe, there is a heightened level of sensitivity in the pricing and availability of raw materials and energy from the geopolitical conflicts in Europe, the Middle East and the Red Sea. We cannot predict whether these geopolitical conflicts will cause future increases in the costs of raw materials and energy for our mills, particularly our mills in Sweden and France.

If we were to experience increases in our operating costs for any of the reasons described above, we might be unable to pass on the increases to customers. The commodity nature of our products means that supply and demand primarily determine our ability to increase our prices. Any sustained increase in the prices of raw materials and energy required for our manufacturing operations without any corresponding increase in our product pricing would reduce our operating margins and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Reduced truck, rail and ocean freight availability could lead to higher costs or poor service, resulting in lower earnings, and could affect our ability to deliver the products we manufacture in a timely manner.

We rely on third parties to transport materials to us used in our operations and to deliver our products to our customers, including transport by third party rail, trucks and ships. If any of these providers fail to deliver materials to us in a timely manner, we could experience delays in our ability to manufacture our products and be unable to meet customer demand. If any of our transportation providers fail to deliver our products to customers in a timely manner, it could result in additional costs to us in order to remedy the untimely delivery. Further, reduced availability of transportation causes inflationary pressure on the prices charged by our transportation providers, increasing our costs of production and delivery to customers. If any of our transportation providers were to cease operations or cease doing business with us, we could be unable to replace them at a reasonable cost. Any of the circumstances described in this paragraph could result in lost sales, increased supply chain costs and damage to our reputation, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2024, we experienced significant inflation in ocean freight rates and, in the second half of the year, supply chain disruptions due to the global impact on shipping of attacks by the Houthis on and near the Red Sea, which reduced container and ship availability in all three regions where we operate, and also, with respect to our Latin American operations, due to congested ports that increased demand for space on ships. We cannot predict whether continued disruption in ocean freight on and near the Red Sea or demand at Brazilian ports will continue or in the future cause us to experience disruptions in our supply chain, increases in our transportation costs or difficulty supplying our customers. Although such events in 2024 caused increases in our costs, it did not have a material adverse effect on our business, financial condition, results of operations or cash flows.

The industry-wide decline in demand for paper and related products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely heavily on the sale of paper products, an industry that has experienced, and is expected to continue experiencing, a decline in demand, which could put pressure on our future revenue, profit margin and growth opportunities. The global demand for uncoated freesheet (“UFS”) decreased at 2.4% CAGR from 2019 to 2024 (which includes the COVID-19 pandemic’s atypical impact in 2020 of a 10.2% decline year-over-year), based on third party RISI industry data reporting as of December 2024. This secular decline in demand is due in large part to competing technologies and materials, including the increased use of e-mail and other electronic forms of communication, increased and permanent product substitution, including less print advertising, more electronic billing, more e-

commerce, fewer catalogs and a reduced volume of mail. The secular decline in demand historically has had a material adverse effect on our business, financial condition, results of operations and cash flows. As the use of non-paper alternatives continue to grow, demand for paper products is likely to decline further, which could have a further material adverse effect on our business, financial condition, results of operations and cash flows.

Competition from other businesses and consolidation within the paper industry could have a material adverse effect on our competitive position, financial condition, results of operations and cash flows.

We operate in a competitive environment in Europe, Latin America and North America. Product innovations, manufacturing and operating efficiencies, and marketing, distribution and pricing strategies pursued or achieved by competitors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, there has been a trend toward consolidation in the paper industry. Consolidation could result in the emergence of competitors with greater resources and scale than ours, which could adversely impact our competitive position. Further, actual or speculated consolidation among competitors, or the acquisition by, or of, our third party service providers and business partners by competitors could increase the competitive pressures faced by us as customers could delay spending decisions or not purchase our products at all.

Risks Relating to Our Operations

Material disruptions at one of our manufacturing facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A material disruption at our corporate headquarters or one of our manufacturing facilities, or involving any of our machines within such facilities, could prevent us from meeting customer demand and reduce our sales, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

• fires, floods, earthquakes, hurricanes or other catastrophes;

• the effect of a drought, reduced rainfall or a flood on any of our mills’ water supply;

• the effect of severe weather conditions on equipment and facilities;

• disruption in the supply of raw materials, including wood fiber, or other manufacturing inputs;

•    information system disruptions or failures due to any number of causes, including cyber-attacks on us or third parties with which we do business;

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

• a widespread outbreak of an illness or any other communicable disease, such as a viral pandemic or other public health crisis;

• failure of our third-party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;

• labor difficulties; and

• other operational problems.

We are subject to information technology risks, including risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information, and breaches in the technology used to manage our operations and other business processes, and the increasing use of artificial intelligence.

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

Also, third parties with which we do business are potential sources of cybersecurity risks. For example, we outsource certain information technology functions that allow access to our information technology systems, which could lead to a compromise of our systems or the introduction of vulnerable or malicious code, resulting in security breaches adversely affecting us or our customers. We have in place third-party cyber risk management to reduce this risk, and many of our agreements with third parties include relevant indemnification provisions. However, we cannot guarantee that our efforts to minimize third-party cyber risk will prevent a third-party cyber incident from occurring that has a material adverse impact on us. Additionally, if we were to experience loss as a result of a third-party cyber incident, we cannot guarantee that we would be able to recover any or all of such loss under any relevant contractual indemnity.

Although in 2024 we did not experience any significant breaches of our information technology systems from cybersecurity attacks, we cannot be certain that the security measures we maintain to protect our information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism or security breaches from known or future cyber-attacks. We expect cyber-attacks to continue to increase in sophistication and frequency for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies such as artificial intelligence, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. If a cyber-attack against us successfully resulted in network, system, application or data breaches, it could cause us harm, including, but not limited to, interruption of our systems’ availability, cyber criminals’ misuse of our applications, our inability to access applications required for our operations (such that we may be delayed or unable to source materials, manufacture and ship finished goods and account for orders and deliveries), theft of our intellectual property and trade secrets, inappropriate disclosure of confidential company, employee, customer and vendor information, including disclosures in violation of laws, including privacy laws, and our contractual obligations. The loss to us could be significant, including financial losses resulting from remediating damages to our systems, loss from our inability to operate or delays in our operations, lost sales, negative publicity, litigation and government penalties. As a result, such incidents could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have processes and controls in place to prevent, detect, respond to and mitigate potential cybersecurity breaches. Nonetheless, we could experience significant cybersecurity breaches.

For additional pertinent information, see Item 1C. Cybersecurity.

Artificial Intelligence (“AI”) is increasingly being integrated into applications and systems used by us and third parties with which we do business. The development, adoption and use of AI is in its early stages. We use only limited AI-enhanced tools at the Company, which are approved after review by our information security team. Yet, our employees could use unauthorized AI tools on our systems, notwithstanding that we require only approved software be used, and our vendors and third-party partners could incorporate AI tools into their software or systems with or without disclosing it to us. AI tools not vetted by us may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, and may result in a loss of intellectual property or confidential information, resulting in fines, litigation, harm to our reputation, and diminished public perception of the effectiveness of our security measures. Additionally, unapproved AI tools that are faulty or inadequate for the use to which they are put could harm our Company systems or data. We also could incur substantial costs to address and mitigate privacy and data protection violations, to correct errors and data corruption or loss, and to resolve other resulting issues for affected third parties (for example, customers or other business partners who rely on our systems). Additionally, cyber criminals are increasingly using AI to enhance the sophistication and effectiveness of their cyber attacks, which increases our risk of cybersecurity incidents and our cost to protect ourselves against cybersecurity incidents.

We are subject to extensive environmental laws and regulations, and could incur substantial costs as a result of compliance with, violations of or liabilities under these laws and regulations.

We are subject to extensive environmental laws and regulations in Europe, Latin America and North America. Environmental laws and regulations continue to evolve, and we could become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards, including those intended to address climate change discussed at “— We are subject to physical, financial and reputational risks associated with climate change, including the impact of global, regional and local weather conditions, the availability of wood fiber, water and fuel, and the impact of increasing regulatory and investor focus on climate change” and Item 1. Business - Sustainability - Climate Change and Reduction of GHGs. We anticipate continued or increased regulatory activity at the local, state, federal and international levels regarding environmental matters and environmental public policies that have an impact on our manufacturing operations. Compliance with regulations that implement new, more stringent requirements or new public policy could require significant expenditures on our part or even the curtailment of certain of our manufacturing operations.

We have incurred, and expect that we will continue to incur, significant costs complying with applicable environmental laws and regulations. Our environmental expenditures include, among others, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater. See Note 13 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K for additional information on environmental matters.

Further, we are required to comply with environmental laws and the terms and conditions of multiple environmental permits. In the countries where we manufacture paper, our industry is subject to various performance-based rules associated with effluent and air emissions. For example, in the United States, federal, state and local laws and regulations require us to routinely obtain authorizations from and comply with the evolving standards of the appropriate governmental authorities, which have considerable discretion over the terms of permits. Failure to comply with environmental laws and permit requirements imposed by a governmental authority having jurisdiction over our operations could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to take corrective measures, install pollution control equipment, or take other remedial actions, such as product recalls or labeling changes. There can be no assurance that future environmental permits will be granted or that we will be able to maintain and renew existing permits, and the failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, as the owner and operator of real property, we could be liable under environmental laws for investigation, cleanup, closure and other costs and damages resulting from the presence and release of hazardous substances on or from our properties or operations, including properties that we no longer own or operate. For example, at our Mogi Guaçu mill in Brazil, we are working with environmental regulators to determine the work necessary to address historic contamination on areas that we own near the mill. See Note 13 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for additional information. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, our liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at our or third-party sites may result in significant additional costs. Any material liability we incur could preclude us from making capital expenditures that would otherwise benefit our business and have a material adverse effect on our business, financial conditions, results of operations and cash flows.

We are subject to regulatory sustainability laws, such as the EUDR in the European Union and EPR laws in various European countries, Canadian provinces and states in the United States, as described in Item 1. Business –

Environmental and Other Regulations, that increase our costs of operating and, if we fail to be fully compliant, could result in fines, penalties and reputational harm.

Our compliance with existing and new environmental laws, and any future remediation requirements relating to discharges under environmental laws, including, potentially, with respect to an ongoing environmental matter in Brazil (see Note 13 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K), could require significant expenditures by us, and there is no assurance that our existing reserves for specific matters will be adequate to cover our future costs. We also could incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, investigation, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, a release of hazardous substances.

For more information about risks related to environmental laws, regulations and governmental requirements, see Item 1. Business – Environmental and Other Regulations.

Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition to environmental laws and regulations, as discussed immediately above and in Item 1 Business – Environmental and Other Regulations, our operations are subject to regulation under a wide variety of other laws, regulations and government requirements in Europe, Latin America and North America, including those relating to health and safety, labor and employment, data privacy, taxes, antitrust and competition, trade, and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives, affect our returns on investments by restricting existing activities and products or subjecting them to escalating costs, or require us to spend significant amounts to comply.

For example, we are subject to complex and evolving U.S. and international privacy laws and regulations, including those pertaining to the handling of personal data, such as the EU General Data Protection Regulation (“GDPR”), Brazil’s Lei General de Proteção de Dados Pessoais (“LGPD”), and the California Consumer Privacy Act of 2018 (“CCPA”), as amended and expanded by the California Privacy Rights Act (“CPRA”). The GDPR, which applies with respect to all member states of the European Union, and Brazil’s LGPD both establish rules for the collection, use, processing, storage and transfer of personal data and impose significant penalties for noncompliance. The GDPR gives European Union citizens and residents, and the LGPD gives Brazilian data subjects, expanded rights to control their personal data and access to it, and includes requirements with respect to maintaining the security of personal data, limiting the processing of personal data, reporting data breaches and cross-border data transfers. The CCPA, as amended by the CPRA, affords California residents and households expanded privacy protections. Additionally, governmental authorities in these and other jurisdictions may implement new data protection laws and regulations that apply to us.

Improper disclosure of personal data in violation of the GDPR, LGPD, the CCPA or other current or future personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions and fines, and result in private litigation against us, which, in turn, could result in loss of revenue, increased costs, liability for monetary damages, fines or criminal prosecution, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, as new privacy laws and regulations are passed, we could incur additional, potentially significant, compliance costs, including costs to modify our business practices, data processing and security systems. Regulatory authorities could determine that our data handling practices fail to address all the requirements of any new laws or regulations, which could subject us to penalties, litigation and the other fallout from violating privacy laws and regulations that are noted above.

There is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implement will prevent the improper disclosure of personal data in violation of any privacy laws or regulations.

We are subject to tax laws in Europe, Latin America and North America that are subject to interpretation by taxing authorities, and we are subject to audit by taxing authorities. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of some tax law is uncertain. While we believe the positions reported by Sylvamo comply with relevant tax laws and regulations, taxing authorities could interpret our application of certain laws and regulations differently. We are currently subject to tax audits in the United States, Brazil and other taxing jurisdictions around the world. In some cases, International Paper appealed and we have continued to appeal, certain assessments by taxing authorities in the court system, particularly in Brazil. As such, tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties. See Note 13 Commitments and Contingent Liabilities and Note 12 Income Taxes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

For example, the Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of Sylvamo (the “Brazil Tax Dispute”). Sylvamo Brasil’s assessments for the tax years 2007-2015 total approximately $95 million in tax and $235 million in interest, penalties and fees (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The remaining one third of the disputed amounts is still under challenge at the Brazilian administrative court level and was not part of the ruling. The Brazilian tax authorities have appealed the October 2024 ruling, and there is no assurance that Sylvamo Brasil will ultimately prevail. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brasil to resolve the Brazil Tax Dispute for less than the assessed amount. There is no assurance that any such amnesty program will be enacted or that we will participate. Pursuant to a tax matters agreement between Sylvamo and International Paper, Sylvamo’s payments for any liability in this matter are capped at 40% of the first $300 million of any final settlement amount (up to $120 million). All decisions concerning the conduct of the litigation related to the Brazil Tax Dispute, including as to strategy, settlement, pursuit, abandonment and participation in any tax amnesty program, are and will continue to be made by International Paper. Sylvamo will thus have no control over any decision related to the ongoing litigation. As legally required by the Brazilian federal court, Sylvamo Brasil has provided surety bonds in connection with the Brazil Tax Dispute. Sylvamo Corporation and International Paper have indemnified the provider of the surety bonds for their respective portions of potential liability during the pendency of the appeal in the Brazilian federal court. If Sylvamo Brasil were unable to renew the surety bonds upon their expiration, or if Sylvamo Brasil were unable to provide additional surety bonds as and when required by the Brazilian federal court, Sylvamo Brasil could be required to post acceptable collateral in order to continue the litigation. International Paper has agreed to provide such additional collateral in respect of its portion of the potential liability, on behalf of Sylvamo Brasil. If Sylvamo Brasil were unable to secure any required surety bond, or if International Paper and Sylvamo were unable to provide acceptable collateral for such surety bond, such that we are not able to continue our appeals, or if the Brazil Tax Dispute is resolved unfavorably, the tax and related costs could have a material adverse effect on our business, financial condition, results of operations and cash flows. We cannot predict when resolution of the Brazil Tax Dispute through the Brazilian courts will occur, but estimate that it could take up to an additional nine years.

The pension plans that we maintain for employees in the United States and former employees in the United Kingdom (“U.K.”) are heavily regulated, and changes in the applicable laws and regulations, or interpretations that impact us, could increase our costs of compliance or negatively impact funding. For example, in a 2024 pension plan case in the U.K. (Virgin Media Ltd v. NTL Pension Trustees II), the presiding court invalidated certain pension plan amendments, the earliest being in 1999, on grounds that the U.K.’s statutory process required that any amendments materially changing plan benefits must undergo certain regulatory notifications and actuarial confirmation. As a result of this ruling, all U.K. pension plans (including our U.K. pension plan) are subject to the risk that any plan amendment made since the late 1990s may be void if such statutory process was not followed. The Company is reviewing its archival U.K. pension files to verify that such process was followed and documented for its U.K. pension plan amendments. If for any amendment to our U.K. pension plan the process was not followed, or if we cannot document that it was followed, and if the amendment is void as a result, we may have to revisit benefits paid out under the Company’s U.K. pension plan and make backdated payments to plan members. In such event, there could be a material increase in the Company’s U.K. pension plan liabilities that requires increased Company contributions to make up the difference.

Increases to income tax rates and other tax rates in the jurisdictions in which we operate could have an adverse effect on our business, financial condition and results of operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures. It is difficult to predict whether and when tax law changes will be enacted that would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (“Bribery Act”), France’s Sapin II Act, and other anti-corruption laws in various jurisdictions where we operate. These laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our operations are also subject to economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing laws and regulations, or other anti-corruption or economic and trade sanctions laws. Such violations could expose us to reputational harm and could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive.

Although we have implemented anti-corruption policies, procedures and training measures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our business partners may violate the FCPA, the Bribery Act, the Sapin II Act, or similar laws or regulations. Such violations could expose us to liability, and our reputation could be harmed by their violations. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.

We rely heavily on a small number of significant customers and are exposed to risks associated with the financial viability of our customers and consolidation among our customers.

We rely heavily on a small number of significant customers, and if we were to lose one or more of such customers, it could have a material adverse effect on our sales and profitability. For example, our top ten customers represent approximately 41% of our net sales, including one customer that represents approximately 13% of our net sales; see Note 17 Financial Information by Business Segment and Geographic Area to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. In particular, because our business operates in a highly competitive industry, we regularly bid for new business or for renewal of existing business. Generally, our customers are not contractually required to purchase any minimum amount of products. Should our customers purchase products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations require substantial capital, and any significant capital investments could negatively affect our cash flows.

Our operations require substantial capital. We make capital investments, sometimes substantial, primarily to expand and replace existing facilities and equipment, improve our operations, and comply with changes in environmental laws and regulations. Key pieces of equipment in our various manufacturing facilities may, perhaps unexpectedly, need to be repaired or replaced. Increased fixed costs from capital investments or large one-time capital investments could negatively affect our cash flows. In 2025, we will make significant capital investments to enhance and upgrade our manufacturing operations, including a large capital project at our Eastover mill. Additionally, while we expect such projects to result in favorable returns on the capital invested in them, there is no guarantee that they will have the levels of return that we expect. We expect our capital spend in 2025 for all of our mills to be between approximately $220 and $240 million. We also may incur significant costs associated with capital investments that we make to ensure compliance with environmental laws and regulations; see Item 1. Business - Environmental and Other Regulations - Environmental and Climate Change Regulation.

Our business and business prospects could be materially adversely affected if we fail to attract and retain senior management and other key employees.

We are led by a strong senior management team that has extensive experience in the paper industry, and we rely upon an extensive and skilled workforce. Our ability to successfully operate our business and our future growth depends, to a significant degree, on the ability to continue to attract and retain senior management with strong leadership experience and relevant knowledge and skills. There is no guarantee that we will be able to continue to attract and retain strong senior management.

Also, as our workforce at our mills ages and retires, we will lose operators and other members of our skilled workforce with 30+ years’ experience, and many of the employees replacing them will have much less tenure. This is due to a large extent on workforce preferences; that is, employee interest in manufacturing jobs with shifts covering 24 hours, seven days per week, has declined, and employees also are more open now to voluntarily leaving their positions and having multiple employers over their career than has historically been the case in our industry. Our training programs are tailored to accelerate training, but it is difficult to replace the number of years of experience our retiring operators and skilled workforce possessed. Although the labor market generally is not as tight as it was in recent years, the market remains tight for labor having the specialized technical and trade skills and experience needed for manufacturing operations at our mill locations. All of these factors drive up our cost of labor and, further, there is no guarantee that we will be able to attract and retain the skilled employees needed to successfully operate our business in the future.

Additionally, we could experience labor shortages if a public health crisis were to affect the supply of labor or ability of employees to work (see “—A public health crisis could have a material adverse effect on our business, financial condition, results of operations and cash flows”) or if our relationships with our employees represented by unions were to deteriorate (see “—We could experience disruptions in operations and increased labor costs due to labor disputes”).

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

We review our goodwill balance for impairment at least once a year using the qualitative assessment and, when necessary, the quantitative goodwill impairment test allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors could cause our goodwill and other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. In addition, if we make changes in our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating results. If a significant write down is required, the charge could have a material adverse effect on our results of operations.

Failure to achieve expected investment returns on pension plan assets, as well as changes in interest rates or plan demographics, could adversely impact our business, financial condition, results of operations and cash flows.

We sponsor various defined benefit pension plans. The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for our domestic defined benefit pension plan is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and foreign defined benefit pension plans are funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at our discretion. As of December 31, 2024, the Sylvamo U.K. pension plan was fully funded, and the Sylvamo United States pension plan was 96% funded. We may need to make future contributions to reduce any underfunding and, with respect to the U.K. pension plan, we have agreed with U.K. regulators to contribute to the plan approximately $4 million per year through 2029 to enhance the plan’s self-sufficiency. There can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to meet the future benefit obligations of such plans. In addition, during periods of adverse market conditions and declining interest rates, we may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or increases in life expectancy assumptions, may also increase the costs and funding requirements of the obligations related to the company’s pension plans. Additionally, interpretations of or changes in laws applicable to our United States or U.K. pension plan could cause us to have to increase funding of the plan; for example, see the disclosure concerning our U.K. pension plan in “— Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.” An increase in costs or funding requirements could adversely impact our business, financial condition, results of operations and cash flows.

We could experience disruptions in operations and increased labor costs due to labor disputes.

A portion of our workforce is represented by unions and operate under various collective bargaining agreements, including some of our employees that are represented by six unions in Brazil, three unions in France, four unions in Sweden, and a union with two branches representing the hourly employees at our mill in Ticonderoga, New York. We must negotiate to renew or extend any union contracts near or upon their expiration. We may not be able to successfully negotiate new agreements without work stoppages or labor difficulties in the future or renegotiate them on favorable terms. If we are unable to successfully or favorably renegotiate the terms of any of these agreements, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, this could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions that we may pursue.

We may pursue strategic acquisitions, joint ventures, divestitures, capital investments and other corporate transactions, such as our acquisition in January 2023 of our paper mill in Nymölla, Sweden. We may not achieve the expected benefits associated with any such transactions in which we engage. Failure to achieve the expected benefits of a transaction could require us to record an impairment charge for goodwill or fixed assets. Among the benefits we would expect from potential acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place higher strategic value on such assets than we do. Corporate transactions of this nature which we may pursue involve a number of special risks, including our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the integration of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.

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

In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related To Our Agreements with International Paper

We rely on commercial agreements with our former parent company, International Paper, whereby a substantial amount of our production in the United States is outsourced, and the loss of such agreements or the inability to recoup the fixed costs of such agreements, could have an adverse effect on our business, financial condition, results of operations and cash flows.

In connection with our separation from International Paper on October 1, 2021, we and International Paper entered into agreements that govern certain commercial relationships following the separation, including related to the supply and purchase of certain raw materials and finished products, and licenses of certain intellectual property and technology. For example, we entered into offtake agreements related to International Paper’s Georgetown, South Carolina, and Riverdale, Alabama, mills, to provide us with UFS products important to our business.

As of December 31, 2024, we and International Paper, by mutual consent, have terminated the agreement pursuant to which the Georgetown mill supplied the Company with products. The Georgetown mill supplied approximately 250,000 tons to the Company in 2024. After termination of the agreement, we will exit approximately 150,000 tons and, assuming 2024 margins, termination of this agreement is expected to negatively impact the Company’s earnings by $40 million. We retained and qualified approximately 100,000 tons of the most profitable products at our other North American mills.

International Paper has had the right to terminate the offtake agreement related to the Riverdale mill since January 1, 2024, on six months’ advance notice to us, and termination of such agreement could significantly reduce our UFS production capacity in the United States. Such right has not been exercised as of the date of this Annual Report on Form 10-K, but we are preparing for the possibility that the agreement may be terminated. We believe that the Riverdale mill, as a paper mill, is subject to the same or similar economic, external, industry and operational risks that our own mills face (as described in these “Risk Factors”). The expiration or termination of the Riverdale offtake agreement, or the inability of the Riverdale mill to produce our products at a reasonable cost to us or at all, could have an adverse effect on our business, financial condition, results of operations and cash flows if we are unable to acquire or sell the raw materials or finished products to third parties on at least similar terms, or at all.

Moreover, we are required to pay certain fixed costs under the Riverdale offtake agreement regardless of the level of orders received, and we will not be able to terminate the Riverdale offtake agreement until January 1, 2026, even if demand has decreased such that we are no longer able to sell the UFS and other products produced at the Riverdale facility. As a result, until the January 1, 2026 early termination date, we will not be able unilaterally to reduce or eliminate the costs associated with the Riverdale offtake agreement, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

If the distribution of shares of Sylvamo and certain related transactions in connection with our separation from International Paper were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then International Paper, Sylvamo and International Paper’s shareholders may be subject to significant U.S. federal income tax.

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

Satisfaction of indemnification obligations to International Paper could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Risks Relating To Our Indebtedness

Our indebtedness could have a material adverse effect on our financial condition and cash flows.

In 2024, we refinanced our indebtedness to extend its maturity profile and reduce the total amount of our debt facilities. As of December 31, 2024, we have a $400 million cash flow-based revolving credit facility, a $219 million

Term Loan A maturing in 2029, a $257 million Term Loan F maturing in 2027, a $232 million Term Loan F-2 maturing in 2031, and a $110 million accounts receivable finance facility maturing in 2027. As of December 31, 2024, the aggregate principal amount of all of our outstanding debt was approximately $796 million. Our strategy has included a reduction of our outstanding debt obligations, by nearly 48% since 2021, but nonetheless our debt is a risk that could have important consequences to our shareholders, including:

• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, product development, acquisitions or other general corporate requirements;

• requiring a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, product development, acquisitions, returning cash to shareowners and other general corporate purposes;

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

We and our subsidiaries may incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness levels, these risks would increase.

We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our anticipated debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control, including those discussed under “—Risks Related to Our Industry, the Products We Offer and Product Distribution.” We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, which would trigger default under the credit agreement, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

The agreements governing our indebtedness contain restrictive covenants that limit our ability to conduct our business, including certain limitations on our ability to dispose of assets and the use of the proceeds from those dispositions, certain requirements that we use the proceeds from future incurrences of debt or issuances of equity to repay existing indebtedness, and limit our ability to incur additional indebtedness. We may not be able to consummate dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could have a material adverse effect on our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.

A failure to make scheduled payments on our debt, or a breach of any of the covenants under the agreements governing our indebtedness, if not waived by the lenders, or, to the extent applicable, not cured within specified periods, would result in an event of default under those agreements. Lenders under the agreements governing our indebtedness could declare all outstanding principal and interest to be due and payable, and lenders could further terminate their commitments to loan money under our existing revolving credit facility or foreclose against the assets securing their borrowings, which could force us to file for bankruptcy protection and either restructure or liquidate. Any of these events could result in our shareholders losing some or all of the value of their investments. Further, an event of default may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Since 2022, we have paid quarterly dividends and have been opportunistically repurchasing shares of our common stock. Our continued declaration and payment of quarterly dividends, continued repurchases of shares, and institution of any other return of cash to our shareholders, including payment of any special dividends, will nonetheless be at the discretion of our board of directors and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, covenants contained within our debt agreements, contractual restrictions with respect to payment of dividends and the repurchase of shares, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As of December 31, 2024, we have repurchased $218 million of the total $300 million authorized thus far by our board of directors for repurchases of our common stock. Any repurchases in excess of the remaining amount authorized for repurchases would require further authorization by our board of directors.

Among the covenants in our debt agreements, prior to the Brazil Tax Dispute (as defined this Form 10-K) being resolved, if we do not maintain the minimum level of liquidity specified in such agreements, or, if there are adverse rulings in the Brazil Tax Dispute and we do not maintain the specified minimum level of liquidity and deposit $60 million into escrow, then we would be limited in the amount of “restricted payments,” including dividends and share repurchases, that we may make while our indebtedness remains outstanding. For more information about the Brazil Tax Dispute and the terms of our indebtedness, see “ – Our business is subject to a wide variety of other laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows,” and Note 14 Long-Term Debt and Note 12 Income Taxes to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales (or the possibility that these sales may occur), or speculation that a holder of a large number of shares of our common stock intends to sell its shares, could reduce the market price of our common stock. As of February 11, 2025, we have approximately 40.6 million shares of common stock outstanding, of which approximately 6.3 million are subject to certain restrictions on transfer imposed by contract or the U.S. federal securities laws.

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

Our certificate of incorporation limits the personal liability of our directors and officers for breaches of fiduciary duty.

Our certificate of incorporation contains provisions permitted under the DGCL relating to the liability of directors and officers. These provisions eliminate a director’s or officer’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

• any breach of the director’s or officer’s duty of loyalty;
• acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
• any transaction from which the director or officer derives an improper personal benefit;
• with respect to directors only, Section 174 of the DGCL (unlawful dividends); or
• with respect to officers only, any action by or in the right of the Company.

The principal effect of the limitation on liability provision is that a shareholder cannot prosecute an action for monetary damages against a director or officer unless the shareholder is able to demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any shareholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s or officer’s fiduciary duty. These provisions do not alter a director’s or officer’s liability under federal securities laws. The inclusion of this limitation on liability in our certificate of incorporation could discourage or deter shareholders or management from bringing a lawsuit against directors or officers for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our shareholders.

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

We address the cybersecurity threat risk posed by employees and third parties with access to our IT systems, including that we integrate cybersecurity risk management into the culture of our organization by: maintaining policies addressing various aspects of security necessary to protect our IT assets and data; requiring cybersecurity awareness and training programs for persons with access to our IT systems to build their cybersecurity skills and knowledge; consistent messaging to our employees (including from our top leadership) of the importance of managing cybersecurity risk, participating in our cybersecurity training and following our cybersecurity policies; routinely testing responses by our employees to mock efforts to breach our cybersecurity protections; and policies and procedures to follow in the event a cyber breach were to occur at the Company, including in response to the breach and to evaluate the level and materiality of the breach.

We partner with and build relationships with third parties who have access to our IT systems to support an overall ecosystem around cybersecurity that we believe helps reduce third party cybersecurity risk affecting our level of cybersecurity risk. We assess cybersecurity risk from our suppliers and service providers and have in place oversight processes to identify and manage such risks, including that we have systems that constantly monitor each third party with access to our systems and that allow such third parties to see and resolve their risks while we continue to monitor. Our processes to protect against third party cybersecurity risk are cross-functional and form part of our enterprise risk management program, and they are supported by our security, compliance and sourcing organizations. We require suppliers and service providers identified as potential cybersecurity risks to adopt security-control principles based on NIST or similar global standards, and our form contracts for them include provisions drafted to reduce the cybersecurity risk that they may pose for us. We obtain various Service Organization Control 1 and 2 reports from third parties relating to physical security, information security, account administration, transactional processing and reconciliation, client reporting and layers of electronic security controls. Notwithstanding our cybersecurity controls that cover third parties, because it is more difficult to control and mitigate risk associated with third parties than risk internal to our own organization, we believe that these relationships with third parties create additional exposure to cyber risk.

In the event of a cybersecurity breach, our readiness, responsiveness and resiliency are critical. As part of our continuing efforts to assess and enhance our readiness and responsiveness, we conduct periodic mock practice scenarios in which participants at various levels of the Company — including employees responsible for responsive actions in the event of a breach, IT technical personnel and members of senior management — play out responses to various cybersecurity breach scenarios. Thereafter, we debrief and identify areas of improvement, to continually develop response capabilities and processes that are as efficient and that operate as quickly as possible in the event of a breach, to reduce potential harm that could be caused by inefficiencies and delay. Additionally, we regularly assess our systems’ resiliency and recovery capabilities in case of a cybersecurity breach, both self-managed as well as by qualified third parties.

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

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, there is no guarantee that our cybersecurity program will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. We have experienced cybersecurity incidents in the past that were not material, but future incidents could have a material impact on our business strategy, results of operations, financial condition, cash flows and reputation. See “We are subject to information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information, breaches in the technology used to manage operations and other business processes, and the increasing use of artificial intelligence” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

Our CISO has approximately 21 years of experience in the cybersecurity industry. She is responsible for developing, coordinating and overseeing our cybersecurity strategy, policy, program and solutions, and for providing cybersecurity guidance to key management and internal company oversight bodies. Our CISO manages our cybersecurity organization, which covers all regions in which we operate and which is staffed with employees dedicated full-time to cybersecurity. Our CISO reports directly to our Chief Information Officer (“CIO”) and reports on cybersecurity at least quarterly to senior management and semi-annually to the full board of directors, or more often as needed.

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

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2024, the Company owned or managed approximately 250,000 acres of forestlands in Brazil. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (“CERFLOR”) and the Forest Stewardship Council (“FSC”). As of December 31, 2023, a third party estimated the fair value of our owned forestlands at 4.8 billion reais (approximately $800 million adjusted for variation in currency exchange rates).

MILLS AND PLANTS

Our portfolio of properties spans three continents and includes six vertically-integrated mills and one non-integrated mill with an aggregate annual paper and pulp production capacity of 3.3 million short tons. We have two mills in our North America segment in the United States (Ticonderoga, New York and Eastover, South Carolina), three mills in our Latin America segment in Brazil (Três Lagoas, Mato Grosso do Sul, and Luís Antônio and Mogi Guaçu, São Paulo), and two mills in our Europe segment (Saillat, France and Nymölla, Sweden). Our paper manufacturing operations are further supported by an offtake agreement with International Paper (subject to their earlier termination) for paper production at the North American Riverdale, Alabama, mill for 350,000 short tons of uncoated freesheet. A listing of our production facilities by segment, the vast majority of which we own, can be found in Appendix I hereto, which is incorporated herein by reference.

CAPITAL INVESTMENTS AND DISPOSITIONS

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations. A discussion about the level of planned investments for 2025 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings arising from time to time in the ordinary course of business. The Company is not involved in any legal proceedings, individually or in the aggregate, that we expect to result in a material adverse effect upon our financial condition or results of operations. See Note 12 Income Taxes and Note 13 Commitments and Contingent Liabilities of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which notes are incorporated into this Item 3, Legal Proceedings, by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The environmental matters set forth in Note 13 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K are disclosed in accordance with such requirement and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY

The Company’s common stock is traded on the New York Stock Exchange (NYSE: SLVM). As of February 14, 2025, there were approximately 5,010 record holders of common stock of the Company. This number does not include an indeterminate number of “street” holders whose shares of common stock of the Company are held of record by banks, brokers and other financial institutions.

Our Board of Directors approved a quarterly cash dividend of $0.30 per share of the Company’s common stock payable for our first quarter of 2024. They increased the quarterly dividend to $0.45 per share beginning with the dividend payable for our second and continuing though the fourth quarter of 2024. We expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each dividend payment (regular or special) is subject to review and approval by our Board of Directors in its sole discretion. Our ability to pay dividends is, and in the future will continue to be, dependent on the then existing conditions, including our financial condition, results of operations, capital requirements, legal and contractual limitations (including covenants in our agreements governing our indebtedness) and other factors our Board of Directors deems relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2024 - October 31, 2024	956	$85.85	—	$120
November 1, 2024 - November 30, 2024	398,601	$87.98	397,767	$85
December 1, 2024 - December 31, 2024	32,306	$79.67	31,844	$82
Total	431,863		429,611
(a) 2,252 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $82 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $68 million of shares during the year ended December 31, 2024.

PERFORMANCE GRAPH

The following performance graph compares a $100 investment in Company stock on October 1, 2021 with a $100 investment in our Peer Group and the S&P SmallCap 600 Index also made at market close on October 1, 2021. The graph portrays total return, October 1, 2021 - December 31, 2024, assuming reinvestment of dividends. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any other filings under the Exchange Act or the Securities Act.

Return on $100 Investment at December 31, 2024

310
260
210
160
110
60
Dollars
10/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Sylvamo
Peer Group
S&P Small Cap 600 Index

1.The Peer Group represents all companies within the Materials sector of the S&P SmallCap 600 Index.
2.Returns are calculated in $USD.

ITEM 6 . RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”

The following generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of historical items in 2022, and year-to-year comparisons between 2023 and 2022, can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024, under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) and may not be indicative of the Company’s future performance.
EXECUTIVE SUMMARY

Full-year 2024 net income was $302 million ($7.18 per diluted share) compared with $253 million ($5.93 per diluted share) for 2023. Net sales increased to $3.8 billion in the current year compared with $3.7 billion in 2023. Cash from continuing operations was $469 million in the current year compared to $504 million in the prior year. Adjusted EBITDA was $632 million in 2024, which represents an increase of $25 million from the prior year adjusted EBITDA of $607 million. Additionally, our 2024 adjusted EBITDA margin was 16.8% compared to 16.3% in the prior year and free cash flow was $248 million compared to $294 million last year.

Comparing our performance in 2024 to 2023, higher volumes were driven by stronger demand for uncoated freesheet across all three of our regions. Unabsorbed fixed costs due to economic manufacturing downtime in Europe and North America declined significantly in 2024. These factors, in addition to more favorable input costs and lower planned maintenance outages, were partially offset by lower price and mix and less favorable operations. We generated solid free cash flow again this year. We generated $248 million in free cash flow, repaid $154 million in debt, and returned $130 million in cash to shareholders. Additionally, we reinvested $221 million across our manufacturing network and our Brazil forestlands to strengthen our low-cost position. We also accelerated the development of high-return capital project investments.

Looking ahead to 2025, we remain committed to generating strong adjusted EBITDA and free cash flow while returning cash to shareowners. Our financial results for the three full years since spin-off have established a solid track record and are indicative of our ability to navigate industry conditions, geopolitical events and other uncertainty that we may face. We are confident in our ability to continue to create value for our customers and shareowners.

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

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations (which were sold on October 2, 2022). As a result, all historical operating results of the Company’s Russian operations have been classified as “Discontinued operations, net of taxes” in the consolidated statements of operations and the notes to the consolidated financial statements. In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation. See Note 8 Divestiture and Impairment of Business to our financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

Consumer Behavior

Factors that impact the demand for our products include general macroeconomic conditions, consumer preferences, movements in currency exchange rates, consumer spending, commercial printing and advertising activity, adoption of electronic mediums, and white-collar employment and the shift to hybrid work models.
DESCRIPTION OF BUSINESS SEGMENTS

The Company’s reportable business segments, Europe, Latin America and North America, are organized by geography and are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products. The following summary describes the products and services offered in each of the segments as of December 31, 2024:

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

Latin America

Our Latin American operations focus on uncoated freesheet paper and market pulp, supported by the management of approximately 250,000 acres of certified eucalyptus forestlands in Brazil. With a total uncoated freesheet paper capacity exceeding 1.1 million short tons, our three mills in Brazil serve both regional and international markets, being a key supplier in Latin America and a solid global exporter, reaching customers in over 130 countries. Our portfolio includes market-leading brands such as Chamex and Chamequinho copy papers, widely recognized by consumers and distribution channels for their superior quality. Additionally, Chambril offset papers are trusted by printers and converters for their versatility and reliability across various applications. Chambril is available in a wide range of basis weights and specifications to meet the demands of books, notebooks, inserts, leaflets, and industrial end-use requirements. All the products are primarily made from sustainably sourced eucalyptus, which is cultivated and harvested in less than seven years. Latin America operations combine sustainable forestry practices, operational excellence, strong brands and global distribution network.

North America
The North American paper business manufactures uncoated freesheet papers at its mills in Eastover, South Carolina and Ticonderoga, New York and has an offtake agreement to purchase the uncoated papers produced by International Paper’s Riverdale mill in Selma, Alabama. The North American papers business comprises three product lines, Imaging Papers, Commercial Printing Papers and Converting Papers. The imaging papers business, which comprises roughly half of the North American segment’s volume, produces copy paper for use in copiers, desktop and laser printers and digital imaging. These products are important for office use, home office use and in businesses such as education, healthcare and financial services. The commercial printing business comprises about 13% of the North American segment’s volume, and end-use applications in the commercial printing business include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. The converting business manufactures a variety of grades that are converted by our customers into envelopes, tablets, business forms, file folders and several specialty grades. Uncoated papers are sold under private label and brand names that include Hammermill®, Springhill®, Williamsburg, Accent®, DRM® and Postmark®.
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

The following table presents a comparison of income from continuing operations before income taxes to business segment operating profit:

In millions for the years ended December 31	2024	2023
Income From Continuing Operations Before Income Taxes	$405	$369
Interest expense (income), net	39	34
Other special items, net (b)	9	38
Business Segment Operating Profit (a)	$453	$441
Europe	$10	$(25)
Latin America	150	197
North America	293	269
Business Segment Operating Profit (a)	$453	$441
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and certain severance costs related to our salaried workforce.

The following tables present Sales and Operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 17 Financial Information by Business Segment and Geographic Area to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the Company’s segments.

Europe

In millions for the years ended December 31	2024	2023
Sales	$801	$821
Operating Profit (Loss)	$10	$(25)

For the year ended December 31, 2024, our Europe segment sales decreased $20 million compared to the same period in 2023, primarily due to lower sales price and mix ($58 million) which more than offset higher volumes ($39 million).

Europe operating profit for the year ended December 31, 2024 was $35 million higher than the same period in 2023 as lower planned maintenance outages ($26 million), lower unabsorbed costs due to economic downtime ($27 million), lower operating costs ($11 million), lower input costs ($16 million), primarily for chemicals, and higher volumes ($13 million) more than offset the impact of lower sales price and mix ($58 million).

Latin America

In millions for the years ended December 31	2024	2023
Sales	$974	$1,006
Operating Profit (Loss)	$150	$197

For the year ended December 31, 2024, our Latin America segment sales decreased $32 million compared to the same period in 2023, primarily driven by lower sales price and mix ($35 million) and significant unfavorable foreign exchange impacts which were partially offset by higher volumes ($39 million).

Operating profit for Latin America for the year ended December 31, 2024 was $47 million lower than the same period in 2023, primarily driven by the impact of lower sales price and mix ($34 million), higher operating costs ($18 million) and higher planned maintenance outages ($9 million) which more than offset higher volumes ($9 million) and lower input costs, primarily for chemicals and pulp ($5 million).

North America

In millions for the years ended December 31	2024	2023
Sales	$2,029	$1,951
Operating Profit (Loss)	$293	$269

For the year ended December 31, 2024, our North America segment sales increased $78 million, compared to the same period in 2023, primarily driven by higher volumes ($145 million) which more than offset lower sales price and mix ($68 million).

Operating profit for North America for the year ended December 31, 2024 was $24 million higher than the same period in 2023 as higher volume ($45 million), lower unabsorbed costs due to economic downtime ($56 million) and lower input costs, primarily for chemicals, wood and distribution ($20 million), more than offset lower sales price and mix ($68 million), higher operating costs ($28 million) and slightly higher planned maintenance outages ($1 million).

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

In millions for the years ended December 31,	2024	2023
Net Income	$302	$253
Income tax provision	103	116
Interest expense (income), net	39	34
Depreciation, amortization and cost of timber harvested	159	143
Stock-based compensation	23	23
Net special items expense (income) (a)	6	38
Adjusted EBITDA (b)	$632	$607
Net Sales	$3,773	$3,721
Adjusted EBITDA Margin	16.8%	16.3%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include legal fees related to the Brazil Tax Dispute, foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition, professional and legal fees related to negotiations resulting in a shareholder cooperation agreement, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023 and certain severance costs related to our salaried workforce.
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

The following are reconciliations of cash provided by operating activities from continuing operations to free cash flow:

In millions for the years ended December 31	2024	2023
Cash provided by operating activities from continuing operations	$469	$504
Adjustments:
Cash invested in capital projects	(221)	(210)
Free Cash Flow	$248	$294
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

Operating Activities

Cash provided by operating activities from continuing operations totaled $469 million for the year ended December 31, 2024, compared with cash provided by operating activities from continuing operations of $504 million for the year ended December 31, 2023. The decrease in cash provided by operating activities from continuing operations in 2024 relates primarily to changes in working capital which was partially offset by higher net income.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $8 million for the year ended December 31, 2024, compared with cash provided by working capital components of $85 million for the year ended December 31, 2023. Working capital components for the year ended December 31, 2024 primarily reflect $47 million of cash used for accounts and notes receivable and $28 million cash used for other operating activities. This activity was offset by $25 million of cash provided by inventories and $42 million of cash provided by accounts payable and accrued liabilities.

Investment Activities

The total cash outflow from investing activities from continuing operations for the year ended December 31, 2024 decreased from the year ended December 31, 2023, primarily due to the purchase of the Nymölla mill which occurred in the prior year.

The following table shows capital spending by business segment, which represents the most significant portion of our recurring investment activities.

In millions for the years ended December 31	2024	2023
Europe	$27	$31
Latin America	140	112
North America	54	67
Total	$221	$210

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 139% and 147% for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Cash used for financing activities from continuing operations for the year ended December 31, 2024 primarily reflects the payments of $218 million, $49 million, $35 million, $10 million, and $3 million on our outstanding principal debt balances for Term Loan F, Term Loan A, the AR Securitization, Revolving Credit Facility, and Term Loan F-2, respectively. Additionally, payments of $93 million were made to redeem, at a premium, the full value of our 7.00% Senior Notes and pay $5 million in debt issuance costs in connection with the debt refinancing in the third quarter of 2024. These amounts are primarily offset by the issuance of Term Loan F-2, draws on our Revolving Credit Facility, and AR Securitization of $235 million, $10 million, and $6 million, respectively. During the year ended December 31, 2024, the Company also paid $62 million in dividends and paid $69 million to repurchase shares pursuant to our share repurchase program.

Cash used for financing activities from continuing operations for the year ended December 31, 2023 primarily reflects the payments of $70 million, $36 million, $26 million, and $31 million on our outstanding principal debt balances for the Revolving Credit Facility, AR Securitization, Term Loan F, and Term Loan A, respectively. Additionally, $360 million was paid to bond holders as part of our tender offer. These amounts are primarily offset by the issuance of Term Loan A, draws on our Revolving Credit Facility, and AR Securitization of $300 million, $70 million, and $78 million, respectively. During the year ended December 31, 2023, the Company also paid $57 million in dividends and paid $70 million to repurchase shares pursuant to our share repurchase program.

Contractual Obligations

Contractual obligations for future payments at December 31, 2024 primarily relate to lease commitments, raw material purchase obligations and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance lease obligations total $2 million in 2025, an average of $2 million from 2025 to 2029 and $7 million thereafter.
Purchase obligations for commercial commitments include inventory obligations to purchase raw materials, including starch, electricity, fuel oil, corrugated boxes, wood and Precipitated Calcium Carbonate (“PCC”). Our total estimated commercial commitments include $305 million in 2025, $168 million in 2026 and average $58 million annually from 2027 to 2029, with $109 million thereafter.
At December 31, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows: 2025 - $22 million; 2026 - $25 million; 2027 - $370 million; 2028 - $25 million; 2029 - $191 million; thereafter - $180 million.
Capital Expenditures
For the year ended December 31, 2024, we have invested approximately $221 million, or 5.9% of net sales in total capital expenditures. Of that amount, we spent approximately $195 million, or 5.2% of net sales, on maintenance, regulatory and reforestation capital expenditures, and approximately $27 million, or 0.7% of net sales, on high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to invest approximately $50 to $70 million in high-return projects in 2025.

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
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its France reporting unit as of October 1, 2024. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment. The results of the qualitative assessment indicated that it is not more likely than not that the fair values of its France reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its Brazil reporting unit due to the length of time lapsed since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the Brazil reporting unit using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. As a result, the Company concluded that the fair value of the Brazil reporting unit was substantially in excess of carrying value and no goodwill impairment charge was recorded.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2024.

No goodwill impairment charges were recorded in 2024, 2023 or 2022.

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

Interest Rate Risk

Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of December 31, 2024, Sylvamo had floating rate debt of $796 million comprised of Term Loan F, Term Loan F-2, Term Loan A and amounts drawn on the Securitization Program, which is partially offset by $652 million of interest rate swaps. At December 31, 2024, the applicable one-month SOFR rate was 4.36%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense, including the impact of the swaps, of approximately $1 million at December 31, 2024. As of December 31, 2023, Sylvamo had floating rate debt of $859 million comprised of Term Loan F, Term Loan A and amounts drawn on the Securitization Program, which is partially offset by $469 million of interest rate swaps. At December 31, 2023, the applicable one-month SOFR rate was 5.36%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $4 million at December 31, 2023. For more information about our term loans, Revolving Credit Facility, and Securitization Program see Note 14 Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk
The Company transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States. Our objective in managing the associated foreign currency risks is to minimize the effect of exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps or foreign exchange contracts. At December 31, 2024 and 2023 the net fair value of financial instruments with exposure to foreign currency risk was approximately a $14 million liability and a $6 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $14 million and $12 million at December 31, 2024 and 2023, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated by reference into this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON:

Financial Statements

The management of Sylvamo Corporation is responsible for the preparation of the consolidated financial statements in this Annual Report on Form 10-K. The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this annual report. We have formed a Disclosure Committee to oversee this process.

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34). During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 51.

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

The Board of Directors, assisted by the Audit Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Audit Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the internal auditor, with and without management representatives in attendance, to review their activities. The Audit Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2024, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

/s/ JEAN-MICHEL RIBIÉRAS
Chairman and Chief Executive Officer

/s/ JOHN V. SIMS
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sylvamo Corporation (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

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
February 20, 2025

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sylvamo Corporation (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 20, 2025

CONSOLIDATED STATEMENTS OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2024	2023	2022
NET SALES	$3,773	$3,721	$3,628
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,833	2,809	2,619
Selling and administrative expenses	311	343	325
Depreciation, amortization and cost of timber harvested	159	143	125
Taxes other than payroll and income taxes	26	23	23
Interest expense (income), net	39	34	69
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	405	369	467
Income tax provision	103	116	131
NET INCOME FROM CONTINUING OPERATIONS	302	253	336
Discontinued Operations, net of taxes	—	—	(218)
NET INCOME	$302	$253	$118
BASIC EARNINGS PER SHARE
Earnings from continuing operations	$7.35	$6.02	$7.65
Discontinued operations, net of taxes	—	—	(4.97)
Net earnings	$7.35	$6.02	$2.68
DILUTED EARNINGS PER SHARE
Earnings from continuing operations	$7.18	$5.93	$7.57
Discontinued operations, net of taxes	—	—	(4.91)
Net earnings	$7.18	$5.93	$2.66
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2024	2023	2022
NET INCOME	$302	$253	$118
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined Benefit Pension and Postretirement Adjustments:
Amortization of pension and postretirement net loss	1	1	—
Pension and postretirement liability adjustments (less tax of $2, $1 and $1)	4	(2)	4
Change in cumulative foreign currency translation adjustment	(223)	91	56
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $5, $10 and $17)	(7)	19	41
Reclassification adjustment for (gains) losses included in net earnings (less tax of $2, $12 and $7)	(9)	(27)	(13)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(234)	82	88
COMPREHENSIVE INCOME (LOSS)	$68	$335	$206
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

In millions at December 31	2024	2023
ASSETS
Current Assets
Cash and temporary investments	$205	$220
Restricted cash	—	60
Accounts and notes receivable (less allowances of $21 in 2024 and $25 in 2023)	429	428
Contract assets	26	27
Inventories	361	404
Other current assets	42	54
Total Current Assets	1,063	1,193
Plants, Properties and Equipment, net	944	1,002
Forestlands	319	364
Goodwill	111	139
Right of Use Assets	58	58
Deferred Charges and Other Assets	109	116
TOTAL ASSETS	$2,604	$2,872
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$375	$421
Notes payable and current maturities of long-term debt	22	28
Accrued payroll and benefits	79	63
Other current liabilities	206	183
Total Current Liabilities	682	695
Long-Term Debt	782	931
Deferred Income Taxes	152	189
Other Liabilities	141	156
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 44.9 shares and 44.5 shares issued and 40.6 shares and 41.2 shares outstanding at December 31, 2024 and 2023, respectively	45	45
Paid-in capital	71	48
Retained earnings	2,455	2,222
Accumulated other comprehensive loss	(1,490)	(1,256)
	1,081	1,059
Less: Common stock held in treasury, at cost, 4.3 shares and 3.3 shares at December 31, 2024 and December 31, 2023, respectively	(234)	(158)
Total Equity	847	901
TOTAL LIABILITIES AND EQUITY	$2,604	$2,872
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions for the years ended December 31	2024	2023	2022
OPERATING ACTIVITIES
Net income from continuing operations	$302	$253	$336
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation, amortization and cost of timber harvested	159	143	125
Deferred income tax provision (benefit), net	(7)	—	(7)
Stock-based compensation	23	23	20
Changes in operating assets and liabilities and other
Accounts and notes receivable	(47)	104	(45)
Inventories	25	6	(99)
Accounts payable and accrued liabilities	42	(73)	48
Other	(28)	48	40
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	469	504	418
CASH PROVIDED BY OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—	20
CASH PROVIDED BY OPERATING ACTIVITIES	469	504	438
INVESTING ACTIVITIES
Invested in capital projects	(221)	(210)	(149)
Cash proceeds on disposal of business, net of cash divested	—	—	324
Acquisition of business	—	(167)	—
Other	—	—	10
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(221)	(377)	185
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—	(5)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(221)	(377)	180
FINANCING ACTIVITIES
Dividends paid	(62)	(57)	(10)
Issuance of debt	250	446	75
Reduction of debt	(407)	(526)	(450)
Repurchases of common stock	(69)	(70)	(80)
Other	(22)	(12)	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(310)	(219)	(469)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(310)	(219)	(470)
Effect of Exchange Rate Changes on Cash	(13)	12	32
Change in Cash Included in Assets Held for Sale	—	—	(21)
Change in Cash, Temporary Investments and Restricted Cash	(75)	(80)	201
Cash, Temporary Investments and Restricted Cash
Beginning of the period	280	360	159
End of the period	$205	$280	$360
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, At Cost	Total Equity
Balance, December 31, 2021	44	$44	$4	$1,935	$(1,801)	$—	$182
Disposal of business	—	—	—	—	375	—	375
Stock-based employee compensation	—	—	21	—	—	(2)	19
Share repurchase	—	—	—	—	—	(80)	(80)
Dividends ($0.4750 per share)	—	—		(21)	—	—	(21)
Change in equity related to the spin-off	—	—	—	(3)	—	—	(3)
Comprehensive income (loss)	—	—	—	118	88	—	206
Balance, December 31, 2022	44	44	25	2,029	(1,338)	(82)	678
Stock-based employee compensation	1	1	23	—	—	(5)	19
Share repurchase	—	—	—	—	—	(71)	(71)
Dividends ($1.4000 per share)	—	—		(60)	—	—	(60)
Comprehensive income (loss)	—	—	—	253	82	—	335
Balance, December 31, 2023	45	45	48	2,222	(1,256)	(158)	901
Stock-based employee compensation	—	—	23	—	—	(8)	15
Share repurchase	—	—	—	—	—	(68)	(68)
Dividends ($1.6500 per share)	—	—	—	(69)	—	—	(69)
Comprehensive income (loss)	—	—	—	302	(234)	—	68
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1 BACKGROUND AND SUMMARY OF BUSINESS
BACKGROUND
Sylvamo Corporation (NYSE: SLVM) is the world’s paper company with mills in Europe, Latin America and North America. Our vision is to be the employer, supplier and investment of choice. We transform renewable resources into papers that people depend on for education, communication and entertainment.

On December 3, 2020, International Paper Company (“International Paper“ or “Former Parent”) announced that its Board of Directors had approved a plan to spin-off its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in Europe, Latin America, and North America (collectively referred to herein as the “Company,” “we,” “us,” or “our”), and separate into two distinct publicly-traded companies. On October 1, 2021, we settled the net parent investment and the spin-off was completed by a pro rata distribution to International Paper’s shareholders of approximately 80.1% of our common stock, with International Paper retaining a 19.9% ownership interest. As a result of the spin-off, Sylvamo Corporation became an independent public company. On September 12, 2022, International Paper sold its remaining shares of Sylvamo common stock. International Paper is no longer a related party.

The Company operates on a calendar year-end.

Divestiture of Russian Operations

During the second quarter of 2022, management committed to a plan to sell the Company’s Russian operations, which were previously part of the Europe business segment. As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the consolidated statement of operations and the notes to the consolidated financial statements. In October 2022, the Company completed the sale of its Russian operations to Pulp Invest Limited Liability Company, a company incorporated in the Russian Federation. See Note 8 Divestiture and Impairment of Business for further details.

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

NOTE 2 BASIS OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Sylvamo Corporation and subsidiaries for which we have a controlling financial interest. All intracompany transactions have been eliminated.

USE OF ESTIMATES

In preparing the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

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

COST OF PRODUCTS SOLD

Costs of products sold represents costs directly related to the manufacture of our products. Primary costs include raw materials, packaging, direct labor, overhead, warehousing costs and shipping and handling costs, such as freight to customers’ destinations.

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

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 11 Goodwill for further discussion.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of operational alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use of the long-lived assets generated by their use. Impaired assets are written-down to their estimated fair value. See Note 11 Goodwill for further discussion.

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
NOTE 3 RECENT ACCOUNTING DEVELOPMENTS
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance requires disaggregated disclosure of certain income statement captions for public business entities into specified categories within the footnotes to the financial statements. Additional disclosures are required in tabular format for each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil-and gas-producing activities or other types of depletion expenses. This update does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the provisions of this guidance.

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

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires a public entity to disclose for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (“CODM”) and included in each reported measure of a segment’s profit or loss. Additionally, it requires a public entity to disclose the title and position of the individual or the name of the group or committee identified as the CODM. The Company adopted the provisions of this guidance for the year ending December 31, 2024. See Note 17 Financial Information by Business Segment and Geographic Area for further details.

NOTE 4 REVENUE RECOGNITION

EXTERNAL NET SALES BY PRODUCT

External net sales by major products were as follows:

In millions	2024	2023	2022
Europe
Uncoated Papers	$703	$733	$396
Market Pulp	96	88	105
Europe	799	821	501
Latin America
Uncoated Papers	884	885	887
Market Pulp	61	64	67
Latin America	945	949	954
North America
Uncoated Papers	1,951	1,891	2,091
Market Pulp	78	60	82
North America	2,029	1,951	2,173
Total	$3,773	$3,721	$3,628
REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $2 million are included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2024. There were $8 million contract liabilities included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2023.

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

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the consolidated financial statements:

In millions	2024	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(77)	$(76)	$(80)
Other comprehensive income (loss) before reclassifications	4	(2)	4
Amounts reclassified from accumulated other comprehensive income	1	1	—
Balance at end of period	(72)	(77)	(76)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,197)	(1,288)	(1,719)
Disposal of business	—	—	375
Other comprehensive income (loss) before reclassifications	(223)	91	56
Balance at end of period	(1,420)	(1,197)	(1,288)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	18	26	(2)
Other comprehensive income (loss) before reclassifications	(7)	19	41
Amounts reclassified from accumulated other comprehensive income	(9)	(27)	(13)
Balance at end of period	2	18	26
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,490)	$(1,256)	$(1,338)

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

Basic and diluted earnings per share from continuing operations are calculated as follows:

In millions, except per share amounts	2024	2023	2022
Net income from continuing operations	$302	$253	$336
Weighted average common shares outstanding	41.1	42.0	43.9
Effect of dilutive securities	0.9	0.7	0.5
Weighted average common shares outstanding - assuming dilution	42.0	42.7	44.4
Earnings per share from continuing operations - basic	$7.35	$6.02	$7.65
Earnings per share from continuing operations - diluted	$7.18	$5.93	$7.57
Anti-dilutive shares (a)	0.2	0.3	0.2
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

As a result, all historical operating results of the Russian operations are presented as “Discontinued operations, net of taxes” in the consolidated statement of operations. The Russian operations were previously part of the Europe business segment. The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to Discontinued Operations, net of taxes, related to the Russian operations for all periods presented in the consolidated statements of operations.

In millions for the year ended December 31	2022
NET SALES	$518
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	425
Selling and administrative expenses	10
Depreciation, amortization and cost of timber harvested	4
Taxes other than payroll and income taxes	1
Impairment of business	296
Interest expense (income), net	(3)
INCOME BEFORE INCOME TAXES	(215)
Income tax provision	3
DISCONTINUED OPERATIONS, NET OF TAXES	$(218)

The following summarizes the total cash provided by operating activities from discontinued operations, net and total cash provided by (used for) investing activities from discontinued operations, net and included in the consolidated statements of cash flows:

In millions for the year ended December 31	2022
Cash Provided by Operating Activities	$20
Cash Provided by (Used for) Investing Activities (a)	$(5)

(a) Includes cash invested in capital projects of $5 million
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments totaled $104 million and $109 million as of December 31, 2024 and 2023, respectively.

RESTRICTED CASH
Restricted cash of $60 million as of December 31, 2023 represents funds held in escrow related to the Brazil Tax Dispute. See Note 14 Long-Term Debt for further details.
The following table provides a reconciliation of cash, temporary investments and restricted cash in the consolidated balance sheets to total cash, temporary investments and restricted cash in the consolidated statements of cash flows:

In millions as of December 31	2024	2023
Cash and temporary investments	$205	$220
Restricted cash	—	60
Total cash, temporary investments and restricted cash in the statements of cash flows	$205	$280

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions as of December 31	2024	2023
Accounts and notes receivable:
Trade	$402	$404
Notes and other	27	24
Total	$429	$428

Accounts and notes receivable are recognized net of the allowance for expected credit losses. The allowance for expected credit losses reflects the best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, expectations for future economic conditions through the use of macroeconomic data and other available evidence. The allowance for expected credit losses was $21 million and $25 million at December 31, 2024 and December 31, 2023, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

INVENTORIES

In millions as of December 31	2024	2023
Raw materials	$56	$60
Finished paper and pulp products	178	213
Operating supplies	107	109
Other	20	22
Total	$361	$404

The last-in, first-out inventory method is used to value most of the Company’s U.S. inventories. Approximately 62% of total raw materials and finished paper and pulp product inventories were valued using this method. The last-in, first-out inventory reserve was $72 million and $81 million as of December 31, 2024 and 2023, respectively. During the periods ended December 31, 2024 and 2023, the amount of inventories in one of our two LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of this liquidation was to increase income from continuing operations before income taxes in the North America segment by approximately $12 million and $2 million for the years ended December 31, 2024 and 2023, respectively.
PLANTS, PROPERTIES AND EQUIPMENT, NET

In millions as of December 31	2024	2023
Land	$9	$10
Buildings	362	396
Machinery	4,090	4,298
Construction in progress	92	102
Capital leases	37	38
Gross cost	4,590	4,844
Less: Accumulated depreciation	3,646	3,842
Plants, Properties and Equipment, net	$944	$1,002
Additions to plants, property and equipment included within accounts payable were $12 million, $17 million and $36 million as of December 31, 2024, 2023 and 2022, respectively.
Annual straight-line depreciable lives generally are, for buildings – 20 to 40 years, and for machinery and equipment – 3 to 20 years. Depreciation expense was $128 million, $118 million and $104 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cost of products sold excludes depreciation and amortization expense.

FORESTLANDS

Additions to Forestlands included within accounts payable were $10 million at December 31, 2024. There were no additions to Forestlands included within accounts payable as of December 31, 2023.

OTHER LIABILITIES AND COSTS

During the year ended December 31, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce, of which $3 million is included within Cost of products sold and $10 million is included within Selling and administrative expenses in our consolidated statements of operations. Of these total costs, $2 million, $3 million and $8 million are related to our Europe, Latin America and North America business segments, respectively. These severance amounts are reflected in Other current liabilities in our consolidated balance sheet. As of December 31, 2024, the reserve totaled approximately $2 million of which the majority will be paid in cash over the first quarter of 2025.

INTEREST

Cash interest payments of $62 million, $68 million and $63 million were made during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, during the third quarter of 2024, we incurred a $3 million premium payment related to the redemption of our 2029 Senior Notes.

Amounts related to interest were as follows:

In millions	2024	2023	2022
Interest expense (a)	$57	$64	$80
Interest income (b)	(14)	(26)	(8)
Capitalized interest costs	(4)	(4)	(3)
Total	$39	$34	$69
(a)     Interest expense for 2024 includes $5 million of debt extinguishment cost related to the third quarter debt refinancing. Interest expense for 2023 includes $5 million of debt extinguishment cost related to the tender offer for our 7.00% 2029 Senior Notes. Interest expense for 2022 includes $5 million of debt extinguishment cost related to the repayment of the total outstanding balance of Term Loan B.
(b)    Interest income for 2023 includes $9 million of interest income related to tax settlements and $4 million of interest income related to the recognition of a foreign value-added tax refund in Brazil.

ASSET RETIREMENT OBLIGATIONS

At December 31, 2024 and 2023, we had recorded liabilities of $28 million and $27 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities” in the accompanying consolidated balance sheets. For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.
NOTE 10 LEASES
The Company leases various real estate, including warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years.
COMPONENTS OF LEASE EXPENSE

In millions	2024	2023	2022
Operating lease costs	$26	$21	$18
Variable lease costs	26	40	28
Short-term lease costs	—	—	7
Finance lease cost
Amortization of right-of-use assets	3	3	4
Interest on lease liabilities	1	1	1
Total lease cost, net	$56	$65	$58

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2024	2023
Assets
Operating lease assets	Right of use assets	$58	$58
Finance lease assets	Plants, properties, and equipment, net (a)	20	22
Total leased assets		$78	$80
Liabilities
Current
Operating	Other current liabilities	$21	$18
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	45	46
Finance	Long-term debt	12	14
Total lease liabilities		$80	$80
(a)Finance leases above are presented net of accumulated amortization of $17 million and $16 million as of December 31, 2024 and 2023, respectively.
LEASE TERM AND DISCOUNT RATE

	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.4 years	5.3 years
Finance leases	8.6 years	9.6 years
Weighted average discount rate
Operating leases	5.25%	4.94%
Finance leases	3.98%	3.85%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$24	$21
Operating cash flows related to financing leases	1	1
Financing cash flows related to finance leases	3	5
Right of use assets obtained in exchange for lease liabilities
Operating leases	16	38
Finance leases	—	1

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2025	$24	$2	$26
2026	20	2	22
2027	11	2	13
2028	9	2	11
2029	3	2	5
Thereafter	9	7	16
Total lease payments	76	17	93
Less: imputed interest	10	3	13
Present value of lease liabilities	$66	$14	$80

NOTE 11 GOODWILL
GOODWILL
There were no impairment charges related to goodwill for the years ended December 31, 2024, 2023 and 2022.
The following table presents changes in the goodwill balance as allocated to each business segment:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2022
Goodwill	$11	$118	$—	$129
Accumulated impairment losses	(1)	—	—	(1)
	10	118	—	128
Currency translation		11	—	11

Balance as of December 31, 2023
Goodwill	11	129	—	140
Accumulated impairment losses	(1)	—	—	(1)
	10	129	—	139
Currency translation	—	(28)	—	(28)

Balance as of December 31, 2024
Goodwill	11	101	—	112
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$101	$—	$111
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its France reporting unit as of October 1, 2024. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment for the reporting units listed above. The results of the qualitative assessment indicated that it is not more likely than not that the fair value of its France reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its Brazil reporting unit due to the length of time elapsed since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the Brazil reporting unit using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. As a result, the Company concluded that the fair value of the Brazil reporting unit was not reduced below carrying value and no goodwill impairment charge was recorded.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment evaluation subsequent to October 1, 2024.
NOTE 12 INCOME TAXES
The components of the Company’s income from continuing operations before income taxes by taxing jurisdiction were as follows:

In millions	2024	2023	2022
U.S.	$205	$121	$176
Non-U.S.	200	248	291
Income from continuing operations before income taxes	$405	$369	$467
Income tax provision by taxing jurisdictions was as follows:

In millions	2024	2023	2022
Current tax provision
U.S. federal	$43	$32	$56
U.S. state and local	13	11	15
Non-U.S.	54	73	67
	$110	$116	$138
Deferred tax provision
U.S. federal	$(5)	$(3)	$(11)
U.S. state and local	(3)	(7)	(1)
Non-U.S.	1	10	5
	$(7)	—	$(7)
Income tax provision	$103	$116	$131
A reconciliation of income taxes using the statutory U.S. income tax rate of 21% compared to the reported income tax provision is summarized as follows:

In millions	2024	2023	2022
Income from continuing operations before income taxes	$405	$369	$467
Statutory U.S. income tax rate	21%	21%	21%
Income taxes using the statutory U.S. income tax rate	85	77	98
State and local income taxes	6	2	11
Impact of rate differential on non-U.S. earnings	24	31	29
Non-U.S. valuation allowance	(3)	7	2
Permanent benefit for non-U.S. interest deductions	(9)	(11)	(10)
Foreign currency differences and other permanent deductions	—	—	(9)
Uncertain tax positions	2	6	—
U.S. tax on non-U.S. earnings (GILTI and Subpart F)	1	2	11
Other, net	(3)	2	(1)
Income tax provision	$103	$116	$131
Effective income tax rate	25%	31%	28%

The components of deferred income tax assets and liabilities are as follows:

In millions	2024	2023
Deferred income tax assets:
Net operating and capital loss carryforwards	$23	$27
Accrued payroll and benefits	31	33
Lease liabilities	13	12
Tax credits	25	25
Capitalized research and development	23	15
Other	35	32
Gross deferred income tax assets	150	144
Less: valuation allowance	(35)	(39)
Net deferred income tax asset	$115	$105
Deferred income tax liabilities:
Intangibles	$(37)	$(47)
Inventories	(15)	(12)
Right of use assets	(11)	(11)
Deferred foreign income	(49)	(62)
Plants, properties and equipment	(86)	(85)
Forestlands	(41)	(52)
Gross deferred income tax liabilities	(239)	(269)
Net deferred income tax liability	$(124)	$(164)

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2024, a valuation allowance of $35 million has been recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

The Company made income tax payments, net of refunds, of $84 million during 2024. The Company also made payments of $14 million to purchase tax credits which were applied against our U.S. federal tax liability for 2024.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In millions	2024	2023	2022
Balance at January 1	$(10)	$(4)	$(3)
(Additions) reductions for tax positions related to current year	(4)	(6)	(1)
Reductions for tax positions related to prior years	1	—	—
Settlements	1	—	—
Balance at December 31	$(12)	$(10)	$(4)

Included in the balance of unrecognized tax benefits as of December 31, 2024, December 31, 2023 and December 31, 2022 are $12 million, $10 million and $4 million, respectively, of tax benefits that if recognized would affect the effective tax rate. The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. During the periods mentioned above, the amount of interest accrued was not material.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $95 million in tax, and $235 million in interest, penalties and fees (adjusted for variation in currency exchange rates and a recent law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The remaining one third of the disputed amounts is still under challenge at the Brazilian administrative court level and was not part of the ruling. The Brazilian tax authorities have appealed the October 2024 ruling. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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
The following details the scheduled expiration dates of the Company’s December 31, 2024 net operating loss and income tax credit carryforwards:

In millions	2025 Through 2034	Indefinite	Total
Non-U.S. NOLs	$6	$17	$23
U.S. federal, non-U.S. and state tax credit carryforwards	—	25	25
Total	6	42	48
Less: related valuation allowance	(6)	(29)	(35)
Total, net	$—	$13	$13

NOTE 13 COMMITMENTS AND CONTINGENT LIABILITIES
ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of December 31, 2024.

At the Company’s Mogi Guaçu mill, there are legacy basin areas that were formerly lagoons used for treatment of mill wastewater from pulp and paper manufacturing. In coordination with and in response to a request by the Environmental Company of the State of São Paulo (“CETESB”), which is the state environmental regulatory authority, there has been continuous regulatory monitoring and sampling of the former basins, which began prior to their closure in 2006, both to assess for contamination and evaluate whether additional remediation is needed beyond the basins’ ongoing natural vegetation growth. This monitoring and sampling detected metal contamination, with the main constituent of potential environmental impact being mercury. The Company presented CETESB with proposals for studies and other actions to further assess the scope and type of contamination and the possible need for an additional remediation approach.

In October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan was to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted. The requirement to conduct the pilot intervention plan is currently suspended, as agreed by CETESB. The Company continues to conduct environmental testing and analysis. The Company anticipates discussing the results of its supplemental testing and analysis with CETESB in the first half of 2025.

As of December 31, 2024, the Company has recorded an immaterial liability for the ongoing and additional environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s environmental testing and analysis and the third-party review of the results and risk.

TAXES OTHER THAN PAYROLL TAXES
See Note 12 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to our Brazilian subsidiary for approximately $41 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $17 million in tax and $24 million in interest and penalties. As of December 31, 2024, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 14 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions as of December 31	2024	2023
Term Loan F - due 2027 (a)	$255	$471
Term Loan F-2 - due 2031 (b)	230	—
Term Loan A - due 2029 (c)	217	266
7% Senior Notes - due 2029 (d)	—	89
Securitization Program	88	117
Other	14	16
Less: current portion	(22)	(28)
Total	$782	$931

(a)    As of December 31, 2024 and December 31, 2023, presented net of $2 million and $3 million in unamortized debt issuance costs, respectively.
(b)    As of December 31, 2024, presented net of $2 million in unamortized debt issuance costs.
(c)    As of December 31, 2024 and December 31, 2023, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(d)    As of December 31, 2023, presented net of $1 million in unamortized debt issuance costs.

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”). As a part of the refinancing in the third quarter of 2024, the Company amended the existing Revolving Credit Facility agreement which reduced the total borrowing capacity to $400 million and extended the maturity to 2029. In addition, the Company entered into a separate bilateral letter of credit facility and subsequently transferred all existing letters of credit to the new facility, eliminating the impact to the borrowing capacity of the Revolving Credit Facility. As of December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $400 million. As of December 31, 2023, the Company had no outstanding borrowings on the Revolving Credit Facility and $21 million of letters of credit related to the Revolving Credit Facility, resulting in an available borrowing capacity of $429 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the consolidated balance sheet.

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027 as amended during the debt refinancing in the third quarter. As part of the refinancing, the original capacity of the facility was reduced from $120 million. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the years ended December 31, 2024 and December 31, 2023 was 6.10% and 5.92%, respectively.

In the first quarter of 2023, in connection with the tender offer and the consent solicitation related to the 2029 Senior Notes, the Company entered into a new senior secured term loan facility amendment which provided an aggregate principal amount of $300 million (“Term Loan A”). Term Loan A, together with the $60 million of borrowings under the Revolving Credit Facility, were used to pay the total consideration for all notes tendered in the tender offer, plus accrued interest and all fees and expenses incurred in connection with the tender offer and consent solicitation. The aggregate principal of the notes which totaled $360 million were tendered, resulting in a debt extinguishment cost of $5 million, related to the write-off of debt issuance costs. This cost was recorded within “Interest expense (income), net.” As part of the refinancing in the third quarter of 2024, the agreement for Term Loan A was amended to extend the maturity date to 2029.

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

The interest rates applicable to the Term Loan F, Term Loan A, Term Loan F-2, and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 1.85%, 1.85%, 2.25%, and 1.85%, respectively, payable monthly, with a SOFR floor of 0.00%. The obligations are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and are guaranteed by Sylvamo and certain subsidiaries.

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.31% and 6.31% as of December 31, 2024 and December 31, 2023, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.71% as of December 31, 2024.

In connection with the Term Loan F, the Company entered into interest rate swaps with various counterparties with a notional amount of $200 million maturing in 2024 and $200 million maturing in 2026. In the first quarter of 2023, the Company received cash proceeds of $12 million from the unwind of the four interest rate swaps maturing in 2024 with a total notional amount of $200 million. In addition, the Company liquidated the swaps maturing in 2026 with a notional amount of $200 million in the third quarter of 2023, receiving cash proceeds of $19 million. The related gains from all swap proceeds have been deferred within “Accumulated other comprehensive loss” in the consolidated balance sheet and will be amortized into interest expense over the original contract term of the swaps, of which swaps originally maturing in 2024 have matured and approximately two years is remaining for the swaps originally maturing in 2026.

In the first quarter of 2023, the Company entered into four new interest rate swaps with various counterparties with a notional amount of $200 million, maturing in 2025. The interest rate swaps are designated as cash flow hedges and are utilized to manage interest rate risk. The interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.72% to 3.75%.

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

As of December 31, 2024 and December 31, 2023, the total fair value of the interest rate swaps related to Term Loan F was an asset of $1 million and $1 million, respectively. Assets resulting from interest rate swaps are reflected in “Deferred charges and other assets.”

In relation to Term Loan A, the Company is party to interest rate swaps with a current aggregate notional amount of $219 million that amortize each quarter and mature in 2028. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan A determined in reference to SOFR and the fixed interest rate per notional amount ranging from 4.13% to 4.16%. In the fourth quarter of 2023, as a result of a $20 million prepayment of Term Loan A, the Company paid $232,000 to unwind a notional value of $20 million of swaps.

As of December 31, 2024 and December 31, 2023, the fair value of these interest rate swaps resulted in a liability of $1 million and $5 million, recorded within “Other liabilities,” respectively.

As a result of the refinancing in the third quarter of 2024, the Company entered into five new interest rate swaps with various counterparties in connection with Term Loan F-2. The total current notional amount of these swaps is $232 million, which will amortize each quarter and mature in 2029. These interest rate swaps allow for the Company to exchange the difference in the variable rates on Term Loan F-2 determined in reference to SOFR and the fixed interest rate per notional amount ranging from 3.80% to 3.82%. As of December 31, 2024, the fair value of these interest rate swaps resulted in an asset of $2 million recorded within “Deferred charges and other assets.”

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

Due to the unresolved Brazil Tax Dispute, the agreements governing debt, as originally drafted, limited restricted payments to $60 million if our pro-forma consolidated leverage ratio was less than 2.50 to 1.00 and greater than or equal to 2.00 to 1.00, or $90 million if the pro-forma consolidated leverage ratio was less than 2.00 to 1.00. In 2023, the Company deposited $60 million in an account subject to the control of the administrative agent under the credit agreement. As a result, our ability to make restricted payments under the credit agreement was governed by the provisions in effect as if the Brazil Tax Dispute was settled, provided we maintained $225 million of available liquidity at the time of any restricted payments. In the fourth quarter of 2024, the Company renegotiated its credit agreements to eliminate the requirement to maintain the escrow and received $60 million in cash released from the escrow account. The minimum liquidity requirement at the time of any restricted payments was increased to $275 million.

As of December 31, 2024, we were in compliance with our debt covenants.

The fair market value of total debt was approximately $796 million at December 31, 2024.

At December 31, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 Leases) by calendar year were as follows over the next five years: 2025 - $22 million; 2026 - $25 million; 2027 - $370 million; 2028 - $25 million; 2029 - $191 million; and thereafter - $180 million.
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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets and the plans’ funded status.

In millions	2024	2023
Change in projected benefit obligation:
Benefit obligation, January 1	$338	$307
Service cost	4	4
Interest cost	17	17
Actuarial loss (gain)	(26)	11
Benefits paid	(10)	(7)
Effect of foreign currency exchange rate movements	(6)	6
Benefit obligation, December 31	$317	$338

Change in plan assets:
Fair value of plan assets, January 1	$317	$286
Actual return on plan assets	(8)	26
Company contributions	8	6
Benefits paid	(10)	(8)
Effect of foreign currency exchange rate movements	(7)	7
Fair value of plan assets, December 31	$300	$317
Funded status, December 31	$(17)	$(21)

Amounts recognized in the consolidated balance sheets:
Non-current asset	$12	$12
Non-current liability	(29)	(33)
	$(17)	$(21)
Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Net prior service cost	$1	$1
Net actuarial loss	85	93
	$86	$94

The accumulated benefit obligation (“ABO”) for all plans was $308 million as of December 31, 2024 and $328 million as of December 31, 2023. The following table reflects the pension plans for which the accumulated benefit obligation or projected benefit obligation exceed the fair value of their respective plan assets at December 31:

In millions as of December 31	2024	2023
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$215	$220
Fair value of plan assets	194	196
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$224	$229
Fair value of plan assets	194	196
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

Net periodic pension expense comprised the following:

In millions	2024	2023	2022
Service cost	$4	$4	$6
Interest cost	17	17	13
Expected return on plan assets	(17)	(17)	(21)
Actuarial loss (gain)	3	3	4
Net periodic pension expense (benefit)	$7	$7	$2

ASSUMPTIONS

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2024 is also the discount rate used to determine net pension expense for the 2025 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2024	2023	2022
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.89%	5.27%	5.52%
Rate of compensation increase	3.34%	3.30%	3.36%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.27%	5.52%	2.79%
Expected long-term rate of return on plan assets	5.64%	5.84%	5.18%
Rate of compensation increase	3.30%	3.36%	3.36%
PLAN ASSETS
The plans maintain a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. The fair value of pension plan assets at December 31, 2024 and 2023 by asset class are shown below for the material plans. Each category of investments for the U.S. plans is diversified and comprised of the following:

•Equity investments - developed market and emerging market equity securities primarily held in mutual funds
•Debt securities - corporate bonds and government securities
•Other investments - represents primarily cash and cash equivalents

Each category of investments for the U.K. plan is diversified and comprised of the following:

•Growth assets – equities, diversified growth funds, absolute return fixed income funds, multi-asset credit funds, and other private equity type investments
•Stabilizing assets – liability-driven investments consisting primarily of interest and inflation linked assets, cash flow driven investments invested primarily in credit markets, and cash and cash equivalents

The target allocations for each asset class in the U.S. plan were 35% in equity securities, 65% in debt securities and 0% in other investment types for the years ended December 31, 2024 and 2023. The target allocations for each asset class in the U.K. plan were 33% in growth assets and 67% in stabilizing assets for the years ended December 31, 2024 and 2023. Pension assets for the immaterial plans totaled $23 million for the year ended December 31, 2024 and $30 million for the year ended December 31, 2023. These assets primarily relate to government securities within Level 1 of the fair value hierarchy.

Fair Value Measurement U.S. Plans
	2024			2023
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$10	$10	$—	$5	$5	$—
Equities - developed markets	59	59	—	58	58	—
Equities - emerging markets	7	7	—	7	7	—
Government securities	43	—	43	50	—	50
Corporate bonds	71	—	71	72	—	72
Total Investments	$190	$76	$114	$192	$70	$122

Fair Value Measurement U.K. Plans
	2024			2023
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$2	$2	$—	$1	$1	$—
Equities	7	—	7	—	—	—
Diversified growth funds	—	—	—	8	—	8
Multi-asset credit	10	—	10	10	—	10
Absolute return fixed income	3	—	3	1	—	1
Liability driven investments	23	—	23	32	—	32
Cash flow driven investments	28	—	28	29	—	29
Other Investments:
Private equity	14	—	—	14	—	—
Total Investments	$87	$2	$71	$95	$1	$80

In accordance with accounting standards, certain investments that are measured at net asset value are not classified in the fair value hierarchy. As part of the U.K. plan assets, the Company holds investments in private equity fund partnerships. These investments are contractually locked up for the life of the private equity funds by the partnership agreements, which mature in 2031 and 2032. The remaining unfunded commitment of these partnership interests is $7 million as of December 31, 2024 and $9 million as of December 31, 2023.

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

At December 31, 2024, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2025	$11
2026	13
2027	15
2028	17
2029	18
2030-2034	117

OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s Brazilian employees are eligible for retiree health care and life insurance benefits. The accumulated benefit obligation for this plan as of December 31, 2024 and 2023 was $6 million and $9 million, respectively, which is recorded within other liabilities in the consolidated balance sheets.

DEFERRED COMPENSATION AND NON-QUALIFIED PENSION PLAN

We are responsible for certain deferred compensation and non-qualified pension plan balances related to our employees. These balances relate to employees who previously participated in plans sponsored by International Paper. As part of the spin-off, we assumed responsibility for these balances. As our employees become eligible for these benefits and these benefits are paid, we will be reimbursed by International Paper for the balances transferred upon the spin-off. As of December 31, 2024, there is a receivable of $23 million reflected within deferred charges and other assets of our consolidated balance sheets related to the plans. The deferred compensation savings plan liability of $24 million as of December 31, 2024 is recorded within accounts payable in the consolidated balance sheets. The non-qualified pension plan is included within the pension obligation and funded status presented above, and the liability is recorded in other liabilities in the consolidated balance sheets.
NOTE 16 INCENTIVE PLANS
The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units.
The equity and incentive plan has a maximum shares reserve for the grant of 4,410,725 shares. As of December 31, 2024, 2,564,775 shares remain available for future grants.

The following summarizes restricted stock unit and performance-based restricted stock unit activity for employees:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	664,569	28.51	—	—
Granted	258,518	39.23	321,271	41.47
Shares issued	(236,086)	28.67	—	—
Forfeited	(36,272)	31.36	(16,675)	41.47
Outstanding as of December 31, 2022	650,729	$32.55	304,596	$41.47
Granted	287,796	47.36	211,791	51.00
Shares issued	(300,594)	31.87	—	—
Forfeited	(10,625)	42.94	(8,700)	45.76
Outstanding as of December 31, 2023	627,306	$39.50	507,687	$45.37
Granted	240,392	60.99	189,734	66.46
Shares issued	(385,720)	36.06	—	—
Forfeited	(45,471)	52.57	(44,853)	54.83
Outstanding as of December 31, 2024	436,507	$53.00	652,568	$50.85

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

The Monte Carlo simulation to value the relative TSR share units used the following assumptions:

	2024	2023	2022
Expected volatility	47.07%	50.03%	49.64%
Risk-free interest rate	4.36%	4.42%	1.66%

Total stock-based compensation cost and the associated income tax benefits recognized by the Company in the consolidated statements of operations were as follows:

In millions	2024	2023	2022
Total stock-based compensation expense (included in selling and administrative expense)	$23	$23	$20
Income tax benefit related to stock-based compensation	$8	$7	$5
As of December 31, 2024, $14 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.
NOTE 17 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s business segments, Europe, Latin America and North America, are organized by geography. These segments are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products. As discussed in Note 8 Divestiture and Impairment of Business, the Company’s Russian operations have been classified as discontinued operations and as a result are no longer reported within the Europe business segment for any periods presented.
Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income) and net business special items and net corporate special items.
The chief operating decision maker uses business segment operating profit to allocate resources (primarily capital spending) for each segment predominantly during the annual strategic planning, budgeting and forecasting processes. The chief operating decision maker also considers actual performance variances in business segment operating profits on a monthly basis to assess the performance of the segments. The Company’s chief operating decision maker is the Chairman and Chief Executive Officer.
Sales by business segment are determined using a management approach and include intersegment sales (which are eliminated in consolidation). External sales in the External Net Sales table are defined as those that are made to parties outside the Company’s combined group.

INFORMATION BY BUSINESS SEGMENT
Net Sales and Business Segment Operating Profit
2024:

In millions	Europe	Latin America	North America	Total
Sales	$801	$974	$2,029	$3,804
Intersegment Sales	(2)	(29)	—	(31)
Net sales	$799	$945	$2,029	$3,773
Less:
Cost of products sold and other	694	617	1,438	2,749
Maintenance outages	1	18	54	73
Economic downtime	10	—	27	37
Selling and administrative expenses	52	91	167	310
Depreciation, amortization and cost of timber harvested	33	75	51	159
Add:
Other special items, net (a)	1	6	1	8
Business Segment Operating Profit	$10	$150	$293	$453
Income (loss) before income taxes				$405
Interest (income) expense, net				39
Corporate special items, net				1
Other special items, net				8
Business Segment Operating Profit				$453
(a)    Other special items, net in the period presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, certain severance costs related to our salaried workforce, and integration costs related to the Nymölla acquisition.

2023:

In millions	Europe	Latin America	North America	Total
Sales	$821	$1,006	$1,951	$3,778
Intersegment Sales	—	(57)	—	(57)
Net sales	$821	$949	$1,951	$3,721
Less:
Cost of products sold and other	704	574	1,342	2,620
Maintenance outages	27	9	53	89
Economic downtime	38	—	85	123
Selling and administrative expenses	68	98	163	329
Depreciation, amortization and cost of timber harvested	28	68	47	143
Add:
Other special items, net (a)	19	(3)	8	24
Business Segment Operating Profit	$(25)	$197	$269	$441
Income (loss) before income taxes				$369
Interest (income) expense, net				34
Corporate special items, net				14
Other special items, net				24
Business Segment Operating Profit				$441
(a)    Other special items, net in the period presented primarily include foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023, and certain severance costs related to our salaried workforce.
2022:

In millions	Europe	Latin America	North America	Total
Sales	$501	$1,023	$2,173	$3,697
Intersegment Sales	—	(69)	—	(69)
Net sales	$501	$954	$2,173	$3,628
Less:
Cost of products sold and other	403	587	1,586	2,576
Maintenance outages	—	18	55	73
Economic downtime	—	—	2	2
Selling and administrative expenses	34	78	192	304
Depreciation, amortization and cost of timber harvested	15	59	51	125
Add:
Other special items, net (a)	1	—	4	5
Business Segment Operating Profit	$50	$212	$291	$553
Income (loss) before income taxes				$467
Interest (income) expense, net				69
Corporate special items, net				12
Other special items, net				5
Business Segment Operating Profit				$553

(a)    Other special items, net in the period presented primarily include one-time costs associated with the spin-off and transaction and integration costs associated with the Nymölla acquisition.
Note:    Cost of products sold and other in each of the tables above includes costs directly related to the manufacture of our products and taxes other than payroll and income taxes but excludes costs directly attributable to maintenance outages and unabsorbed costs due to economic downtime. Costs of products sold and other also excludes depreciation, amortization and cost of timber harvested which is presented separately.
The Company had one customer within our North America business segment that represented approximately 13%, 14% and 13% of our consolidated net sales for the years ended December 31, 2024, 2023 and 2022, respectively.
Assets

In millions as of December 31	2024	2023
Europe	$324	$370
Latin America	1,065	1,226
North America	904	909
Corporate and Other (a)	311	367
Assets	$2,604	$2,872
(a)     Includes corporate assets.
Capital Spending

In millions	2024	2023	2022
Europe	$27	$31	$7
Latin America	140	112	76
North America	54	67	66
Capital Spending	$221	$210	$149

INFORMATION BY GEOGRAPHIC AREA

External Net Sales (a)

In millions	2024	2023	2022
United States	$2,029	$1,951	$2,173
Brazil	971	995	1,008
Europe	801	821	501
Americas, other than United States and Brazil	3	11	15
Corporate and Intersegment Sales	(31)	(57)	(69)
Net Sales	$3,773	$3,721	$3,628
(a)Net sales are attributed to countries based on the location of the seller.
Long-Lived Assets

In millions as of December 31	2024	2023
United States	$453	$450
Brazil	634	727
Europe	176	189
Long-Lived Assets	$1,263	$1,366

NOTE 18 RELATED PARTY TRANSACTIONS
Prior to the spin-off on October 1, 2021, we historically operated as part of International Paper and not as a standalone company. As a result of the spin-off on October 1, 2021, Sylvamo became an independent public company. The following discussion summarizes activity between the Company and International Paper subsequent to the spin-off.

On September 12, 2022, International Paper sold its remaining shares of Sylvamo stock. Therefore, International Paper was no longer a related party from that point forward.

RELATED PARTY SALES AND PURCHASES
The Company purchases certain of its products from International Paper which are produced in facilities that remained with International Paper when the Company separated from International Paper. The Company continues to purchase uncoated freesheet and bristols pursuant to an offtake agreement between the Company and International Paper. The Company purchased inventory associated with the offtake agreements of $462 million during the first three quarters of 2022.

The Company purchases fiber pursuant to a fiber purchase agreement between the Company and International Paper. The Company purchased inventory associated with the fiber supply agreements of $153 million during the first three quarters of 2022.

The Company also purchases certain packaging materials from International Paper. These packaging purchases totaled $12 million for the first three quarters of 2022.

TRANSITION SERVICES AGREEMENT

Pursuant to the Transition Services Agreement, International Paper and Sylvamo provided certain services to one another on an interim, transitional basis. The services included certain information technology services, finance and accounting services and human resources and employee benefits services. The agreed-upon charges for such services were generally intended to allow the providing company to recover all costs and expenses for providing such services. The total amount of expenses incurred by the Company under the Transition Services Agreement in 2022 was $23 million. The Company is no longer receiving services under this agreement.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

INSIDER TRADING ARRANGEMENTS

The Company has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

On November 13, 2024, Jean-Michel Ribiéras, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the sale, at an established limit price, of approximately 85,000 shares of stock, which includes shares currently owned and shares that he expects to receive on March 1, 2025, net of withholding taxes, pursuant to the vesting of certain restricted stock units and performance stock units granted under the Sylvamo 2021 Incentive Compensation Plan. The estimated start date for the sale of shares under the plan is March 1, 2025. The plan expires on the earlier of the date that all the shares under the plan are sold and December 31, 2025.

On December 19, 2024, John Sims, Senior Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) under the Exchange Act. The plan covers the sale, at an established limit price, of approximately 17,200 shares of stock that he expects to receive on March 1, 2025, net of withholding taxes, pursuant to the vesting of certain restricted stock units and performance stock units granted under the Sylvamo 2021 Incentive Compensation Plan. The estimated start date for the sale of shares under the plan is March 20, 2025. The plan expires on the earlier of the date that all the shares under the plan are sold and December 31, 2025.

Except as disclosed above, none of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s quarter ended December 31, 2024.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the applicable portions of the definitive proxy statement of Sylvamo related to its 2025 annual meeting of shareholders to be filed no later than 120 days after December 31, 2024 (the “Proxy Statement”).

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

3.2
Certificate of Amendment to the Certificate of Incorporation of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024 (the “Form 10-Q filed 8/9/2024)).

3.3	Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-K filed 10/1/2021).

4.1
Form of Common Stock Certificate of Sylvamo Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 23, 2021).

4.2 *	Description of Capital Stock of Sylvamo.

4.3
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.4
Supplemental Indenture, dated as of September 29, 2021, among the Subsidiary Guarantors named therein, each a subsidiary of Sylvamo Corporation, Sylvamo Corporation (the “Company”). The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee under the Indenture dated as of September 3, 2021, among the Company, International Paper Company, as Guarantor, and the Trustee, as trustee (incorporated by reference to Exhibit 4.4 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 22, 2023 (the “Form 10-K filed 2/22/2023”)).

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

10.2
Credit Extension Amendment and Amendment No.2 to Credit Agreement, dated as of March 9, 2023 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time (including pursuant to Amendment No. 2)), among Sylvamo Corporation, Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 3/10/2023).

10.3
Amendment No. 3 to Credit Agreement, dated as of July 31, 2024, among Sylvamo Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders and L/C issuers party thereto, including Amended Credit Agreement attached as Annex A thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on August 1, 2024 (the “Form 8-K filed 8/1/2024”)).

10.4
Credit Agreement, dated as of July 31, 2024, among Sylvamo Corporation, as borrower, CoBank, ACB, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 8/1/2024).

10.5
Purchase and Sale Agreement, dated as of September 30, 2022, among Sylvamo North America, LLC, as servicer and originator, the other originators from time to time party thereto, and Sylvamo Receivables, LLC, as buyer (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current report on Form 8-K filed with the SEC on October 3, 2022 (the “Form 8-K filed 10/3/2022”)).

10.6
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

10.7
Performance Guaranty, dated as of September 30, 2022, by Sylvamo Corporation, as performance guarantor, in favor of PNC Bank, National Association, as administrative agent for the benefit of the secured parties (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 10/3/2022).

10.8
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 31, 2024, among Sylvamo Receivables, LLC, as borrower, Sylvamo North America, LLC, as initial servicer and originator, the lenders party thereto from time to time, PNC Bank, National Association, as administrative agent and a lender, PNC Capital Markets LLC, as structuring agent, and solely with respect to reaffirmation of the performance guaranty, Sylvamo Corporation, as performance guarantor, and Receivables Financing Agreement attached as Annex A thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed 8/1/2024).

10.9
Cooperation Agreement, dated February 14, 2023, by and among Sylvamo Corporation and the persons and entities set forth on the exhibit thereto (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.10		Tax Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/1/2021).

10.11
First Amendment, dated as of June 17, 2024, to the Tax Matters Agreement by and between International Paper Company and Sylvamo Corporation, dated as of September 30, 2021 (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.12
Supply and Offtake Agreement (Riverdale), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed 10/1/2021).

10.13		Brazil Payment Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.15 to the Form 8-K filed 10/1/2021).

10.14		Fiber Purchase Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 9/3/2021).

10.15	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021.

10.16	†	Terms and Conditions of Long-Term Incentive Plan Award (incorporated by reference to Exhibit 10.24 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2022).

10.17	†	2023 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to the Form 10-K filed 2/22/2023).

10.18	†
2024 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.15 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (the “Form 10-K filed 2/21/2024”)).

10.19 *	†	2025 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.20	†	Sylvamo Corporation 2024 Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K filed 2/21/2024).

10.21 * ***	†	Sylvamo Corporation 2025 Annual Incentive Plan.

10.22	†	Sylvamo Corporation 2021 Executive Severance Plan (restated) (incorporated by reference to Exhibit 10.22 to the Form 10-K filed 2/22/2023).

10.23	†
Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 9, 2021 (the “Form 10 filed 8/9/2021”)).

10.24	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

14.1		Code of Conduct (incorporated by reference to Exhibit 14.1 to the Form 10-K filed 2/22/2023).

19 * ***		Insider Trading Policy.

21.1 *		Subsidiaries.

23.1 *		Consent of Independent Registered Public Accounting Firm.

31.1 *		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K filed 2/21/24).

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL		Taxonomy Extension Schema.

101.CAL XBRL		Taxonomy Extension Calculation Linkbase.

101.DEF XBRL		Taxonomy Extension Definition Linkbase.

101.LAB XBRL		Taxonomy Extension Label Linkbase.

101.PRE XBRL		Extension Presentation Linkbase.

104.		Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

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

SYLVAMO CORPORATION

By:    /s/ Matthew L. Barron                                February 20, 2025

Name: Matthew L. Barron

Title: Senior Vice President and Chief Administrative and Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEAN-MICHEL RIBIÉRAS	Chairman and Chief Executive Officer and Director (principal executive officer)	February 20, 2025
Jean-Michel Ribiéras

/s/ JOHN V. SIMS	Senior Vice President and Chief Financial Officer (principal financial officer)	February 20, 2025
John V. Sims

/s/ KEVIN W. FERGUSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 20, 2025
Kevin W. Ferguson

/s/ STAN ASKREN	Director	February 20, 2025
Stan Askren

/s/ CHRISTINE BREVES	Director	February 20, 2025
Christine Breves

/s/ JEANMARIE DESMOND	Director	February 20, 2025
Jeanmarie Desmond

/s/ LIZANNE GOTTUNG	Director	February 20, 2025
Lizanne Gottung

Signature	Title	Date

/s/ JOIA JOHNSON	Director	February 20, 2025
Joia Johnson

/s/ KARL L. MEYERS	Director	February 20, 2025
Karl L. Meyers

/s/ DAVID PETRATIS	Director	February 20, 2025
David Petratis

/s/ PAUL ROLLINSON	Director	February 20, 2025
Paul Rollinson

/s/ MARK W. WILDE	Director	February 20, 2025
Mark W. Wilde

/s/ JAMES ZALLIE	Director	February 20, 2025
James Zallie

APPENDIX I

2024 LISTING OF FACILITIES

UNCOATED PAPERS

U.S.:
Ticonderoga, New York
Eastover, South Carolina
Sumter, South Carolina

International:
Luiz Antônio, São Paulo, Brazil
Mogi Guaçu, São Paulo, Brazil
Três Lagoas, Mato Grosso do Sul, Brazil
Saillat, France
Nymölla, Sweden

APPENDIX II

2024 CAPACITY INFORMATION

In thousands of short tons	2024
Europe
Uncoated Papers	765
Market Pulp	130
Europe	895
Latin America
Uncoated Papers	1,105
Market Pulp	165
Latin America	1,270
North America
Uncoated Papers	975
Market Pulp	115
Total owned mill capacity	1,090
Uncoated Papers (capacity under offtake agreements)	350
Total capacity under offtake agreements	350
North America	1,440
Total	3,605

Forest Resources
We own or manage approximately 250,000 acres of forestlands in Brazil.