Form 10-Q
period 2025-03-31
Sylvamo Corp
filed 2025-05-09
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 2, 2025 was 40,722,728.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
NET SALES	$821	$905
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	662	716
Selling and administrative expenses	73	74
Depreciation, amortization and cost of timber harvested	40	39
Taxes other than payroll and income taxes	4	7
Interest (income) expense, net	9	9
INCOME BEFORE INCOME TAXES	33	60
Income tax provision	6	17
NET INCOME	$27	$43
EARNINGS PER SHARE
Basic	$0.66	$1.04
Diluted	$0.65	$1.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$27	$43
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement loss (less taxes of $0 and $0)	—	—
Change in cumulative foreign currency translation adjustment	78	(38)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $3 and $1)	5	4
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1 and $1)	(3)	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	80	(37)
COMPREHENSIVE INCOME (LOSS)	$107	$6
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$154	$205
Accounts and notes receivable, net	416	429
Contract assets	26	26
Inventories	372	361
Other current assets	43	42
Total Current Assets	1,011	1,063
Plants, Properties and Equipment, net	977	944
Forestlands	350	319
Goodwill	119	111
Right of Use Assets	59	58
Deferred Charges and Other Assets	113	109
TOTAL ASSETS	$2,629	$2,604
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$386	$375
Notes payable and current maturities of long-term debt	23	22
Accrued payroll and benefits	52	79
Other current liabilities	155	206
Total Current Liabilities	616	682
Long-Term Debt	794	782
Deferred Income Taxes	162	152
Other Liabilities	149	141
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 200.0 shares authorized, 45.5 shares and 44.9 shares issued and 40.7 shares and 40.6 shares outstanding at March 31, 2025 and December 31, 2024, respectively	45	45
Paid-in capital	78	71
Retained earnings	2,463	2,455
Accumulated other comprehensive loss	(1,410)	(1,490)
	1,176	1,081
Less: Common stock held in treasury, at cost, 4.8 shares and 4.3 shares at March 31, 2025 and December 31, 2024, respectively	(268)	(234)
Total Equity	908	847
TOTAL LIABILITIES AND EQUITY	$2,629	$2,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$27	$43
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	40	39
Deferred income tax provision (benefit), net	—	2
Stock-based compensation	6	7
Changes in operating assets and liabilities and other:
Accounts and notes receivable	30	8
Inventories	4	(5)
Accounts payable and accrued liabilities	(63)	(45)
Other	(21)	(22)
CASH PROVIDED BY OPERATING ACTIVITIES	23	27
INVESTMENT ACTIVITIES
Invested in capital projects	(48)	(60)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(48)	(60)
FINANCING ACTIVITIES
Dividends paid	(18)	(12)
Issuance of debt	23	6
Reduction of debt	(11)	(17)
Repurchases of common stock	(20)	(5)
Other	(5)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(31)	(35)
Effect of Exchange Rate Changes on Cash	5	(3)
Change in Cash, Temporary Investments and Restricted Cash	(51)	(71)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	205	280
End of the period	$154	$209
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report" or “2024 Form 10-K”), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended March 31,
In millions	2025	2024
Europe
Uncoated Papers	$170	$186
Market Pulp	20	21
Europe	190	207
Latin America
Uncoated Papers	180	196
Market Pulp	13	12
Latin America	193	208
North America
Uncoated Papers	417	471
Market Pulp	21	19
North America	438	490
Total	$821	$905
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $3 million and $2 million are included in “Other current liabilities” as of March 31, 2025 and December 31, 2024, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months ended March 31, 2025 and 2024 is provided below:

Three Months Ended March 31, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Stock-based employee compensation	—	—	7	—	—	(14)	(7)
Share repurchases	—	—	—	—	—	(20)	(20)
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	27	80	—	107
Balance, March 31, 2025	45	$45	$78	$2,463	$(1,410)	$(268)	$908

Three Months Ended March 31, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Stock-based employee compensation	—	—	6	—	—	(7)	(1)
Share repurchases	—	—	—	—	—	(5)	(5)
Dividends ($0.30 per share)	—	—	—	(12)	—	—	(12)
Comprehensive income (loss)	—	—	—	43	(37)	—	6
Balance, March 31, 2024	45	$45	$54	$2,253	$(1,293)	$(170)	$889

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended March 31,
In millions	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(72)	$(77)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	(72)	(77)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,420)	(1,197)
Other comprehensive income (loss) before reclassifications	78	(38)
Balance at end of period	(1,342)	(1,235)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	2	18
Other comprehensive income (loss) before reclassifications	5	4
Amounts reclassified from accumulated other comprehensive income	(3)	(3)
Balance at end of period	4	19
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,410)	$(1,293)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Net income	$27	$43
Weighted average common shares outstanding	40.6	41.3
Effect of dilutive securities	0.9	0.8
Weighted average common shares outstanding - assuming dilution	41.5	42.1
Earnings per share - basic	$0.66	$1.04
Earnings per share - diluted	$0.65	$1.02
Anti-dilutive shares (a)	0.5	0.6

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

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $66 million and $104 million at March 31, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	March 31, 2025	December 31, 2024
Accounts and notes receivable:
Trade	$389	$402
Notes and other	27	27
Total	$416	$429

The allowance for expected credit losses was $22 million and $21 million at March 31, 2025 and December 31, 2024, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2025	December 31, 2024
Raw materials	$57	$56
Finished paper and pulp products	181	178
Operating supplies	111	107
Other	23	20
Total	$372	$361

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.8 billion and $3.6 billion at March 31, 2025 and December 31, 2024, respectively. Depreciation expense was $33 million and $33 million for the three months ended March 31, 2025 and 2024, respectively.

Additions to plants, property and equipment included within accounts payable were $14 million and $12 million each at March 31, 2025 and December 31, 2024.

Forestlands

There were no additions to Forestlands included within accounts payable at March 31, 2025. Additions to Forestlands included within accounts payable were $10 million at December 31, 2024.

Interest

Interest payments of $12 million and $17 million were made during the three months ended March 31, 2025 and 2024, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Interest expense	$12	$14
Interest income	(2)	(4)
Capitalized interest cost	(1)	(1)
Total	$9	$9

ASSET RETIREMENT OBLIGATIONS

As of March 31, 2025 and December 31, 2024, we have recorded liabilities of $28 million and $28 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 8 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $14 million for the three months ended March 31, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Right of use assets	$59	$58
Finance lease assets	Plants, properties, and equipment, net (a)	20	20
Total leased assets		$79	$78
Liabilities
Current
Operating	Other current liabilities	$23	$21
Finance	Notes payable and current maturities of long-term debt	2	2
Noncurrent
Operating	Other Liabilities	44	45
Finance	Long-term debt	12	12
Total lease liabilities		$81	$80

(a)Finance leases are recorded net of accumulated amortization of $19 million and $17 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 9 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the three months ended March 31, 2025:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2024
Goodwill	$11	$101	$—	$112
Accumulated impairment losses	(1)	—	—	(1)
	$10	$101	$—	$111
Currency translation and other	—	8	—	8
Balance as of March 31, 2025
Goodwill	11	109	—	120
Accumulated impairment losses	(1)	—	—	(1)
Total	$10	$109	$—	$119
NOTE 10 INCOME TAXES
An income tax provision of $6 million was recorded for the three months ended March 31, 2025, and the reported effective income tax rate was 18%. An income tax provision of $17 million was recorded for the three months ended March 31, 2024, and the reported effective income tax rate was 28%.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $103 million in tax, and $260 million in interest, penalties and fees as of March 31, 2025 (adjusted for variation in currency exchange rates and a law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The remaining one third of the disputed amounts is still under challenge at the Brazilian administrative court level and was not part of the ruling. The Brazilian tax authorities have appealed the October 2024 ruling. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of March 31, 2025.

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

In October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan was to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted. The requirement to conduct the pilot intervention plan is currently suspended, as agreed by CETESB. The Company continues to conduct environmental testing and analysis. The Company has submitted a formal request to CETESB to maintain the suspension of the pilot intervention plan and continue the ongoing environmental testing and analysis.

As of March 31, 2025, the Company has recorded an immaterial liability for the environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s environmental testing and analysis and the third-party review of the results and risk.

Taxes Other Than Payroll Taxes

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to our Brazilian subsidiary for approximately $46 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $19 million in tax and $27 million in interest and penalties. As of March 31, 2025, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	March 31, 2025	December 31, 2024
Term Loan F - due 2027 (a)	$255	$255
Term Loan F-2 - due 2031 (b)	228	230
Term Loan A - due 2029 (c)	214	217
Securitization Program	105	88
Other	15	14
Less: current portion	(23)	(22)
Total	$794	$782

(a) As of March 31, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(b) As of March 31, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(c) As of March 31, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $400 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended March 31, 2025 was 5.34%, and the average interest rate for the year ended December 31, 2024 was 6.10%.

Term Loans

In the third quarter of 2024, as a result of debt refinancing, the Company entered into a new senior secured term loan facility which provided an aggregate principal amount of $235 million (“Term Loan F-2”) maturing in 2031. A portion of the proceeds from Term Loan F-2 were used to repay $104 million of Term Loan F and $36 million of Term Loan A. The Company used the remaining proceeds to redeem the $90 million outstanding principal of our 2029 Senior Notes and to pay related premiums and fees. Debt extinguishment costs for the refinancing include $3 million of premiums paid related to the 2029 Senior Notes redemption and $2 million of deferred financing costs which were written off. This cost was recorded within “Interest expense (income), net.” In connection with the debt refinancing, we incurred $5 million of debt issuance costs to be amortized over each instrument’s term until maturity.

Interest Rates

The interest rates applicable to the Term Loan F, Term Loan F-2, Term Loan A and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 1.85%, 2.25%, 1.85% and 1.85%, respectively, payable monthly, with a SOFR floor of 0.00%. The obligations under the Term Loan F, Term Loan F-2, Term Loan A, and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and are guaranteed by Sylvamo and certain subsidiaries.

Patronage Credits

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.27% and 5.31% as of March 31, 2025 and December 31, 2024, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.67% and 5.71% as of March 31, 2025 and December 31, 2024, respectively.

Interest Rate Swaps

In connection with some of the Company’s loans, we are a party to interest rate swaps with various counterparties. These interest rate swaps are designated as cash flow hedges utilized to manage interest rate risk by allowing the Company to exchange the difference in the variable rates on the term loans determined in reference to SOFR and the related fixed interest rate per notional amount. Fair value assets and liabilities related to interest rate swaps are recorded within “Deferred charges and other assets” and “Other liabilities,” respectively.

			March 31, 2025			December 31, 2024
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F	3.72% to 3.75%	2025	$200	$—	$—	$200	$1	$—
Term Loan F-2	3.80% to 3.82%	2029	229	—	2	232	2	—
Term Loan A	4.13% to 4.16%	2028	217	—	3	219	—	1

(a) The total notional amounts of Term Loan F-2 and Term Loan A amortize quarterly until maturity.

Debt Covenants

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

Our ability to make restricted payments under the credit agreement is governed by the provisions of our debt agreements in effect as if the Brazil Tax Dispute is settled, provided we maintain $275 million of available liquidity at the time we make restricted payments.

As of March 31, 2025, we were in compliance with our debt covenants.

NOTE 13 PENSION AND POSTRETIREMENT BENEFIT PLANS

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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the three months ended March 31, 2025 and March 31, 2024 was immaterial.

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

NOTE 14 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of March 31, 2025, 2,337,529 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended March 31,
In millions	2025	2024
Total stock-based compensation expense (included in selling and administrative expense)	$6	$7

As of March 31, 2025, $29 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

NOTE 15 FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Information By Business Segment

Net Sales and Business Segment Operating Profit

Three Months Ended March 31, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$190	$199	$438	$827
Intersegment sales	—	(6)	—	(6)
Net sales	$190	$193	$438	$821
Less:
Cost of products sold and other	179	128	329	636
Maintenance outages	12	1	14	27
Economic downtime	—	—	3	3
Selling and administrative expenses	15	21	37	73
Depreciation, amortization and cost of timber harvested	8	18	14	40
Add:
Other special items, net (a)	—	1	1	2
Business Segment Operating Profit (Loss)	$(24)	$26	$42	$44
Income before income taxes				$33
Interest (income) expense, net				9
Corporate special items, net (a)				—
Other special items, net (a)				2
Business Segment Operating Profit				$44

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the period presented primarily include charges related to the termination of the Georgetown mill offtake agreement and environmental reserves in Brazil.

Three Months Ended March 31, 2024:

In millions	Europe	Latin America	North America	Total
Sales	$207	$216	$490	$913
Intersegment sales	—	(8)	—	(8)
Net sales	$207	$208	$490	$905
Less:
Cost of products sold and other	193	145	356	694
Maintenance outages	—	11	14	25
Economic downtime	—	—	4	4
Selling and administrative expenses	11	21	41	73
Depreciation, amortization and cost of timber harvested	8	18	13	39
Add:
Other special items, net (a)	1	1	—	2
Business Segment Operating Profit (Loss)	$(4)	$14	$62	$72
Income before income taxes				$60
Interest (income) expense, net				9
Corporate special items, net (a)				1
Other special items, net (a)				2
Business Segment Operating Profit				$72

(a) Net special items in the period presented primarily include charges related to integration costs for the Nymölla acquisition and other charges.

Assets

In millions	March 31, 2025	December 31, 2024
Europe	$351	$324
Latin America	1,141	1,065
North America	887	904
Corporate and Other (a)	250	311
Assets	$2,629	$2,604

(a)     Includes corporate assets.

Capital Spending

	Three Months Ended March 31,
In millions	2025	2024
Europe	$10	$2
Latin America	27	49
North America	11	9
Capital Spending	$48	$60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2024, 2023 and 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2024 Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
EXECUTIVE SUMMARY

First quarter 2025 net income was $27 million ($0.65 per diluted share) compared with $43 million ($1.02 per diluted share) for the first quarter of 2024. Net sales were $821 million in the current quarter compared with $905 million in the prior year. Cash from operations was $23 million compared to $27 million in the first quarter of last year. Adjusted EBITDA was $90 million and our adjusted EBITDA margin was 11% compared to $118 million and an adjusted EBITDA margin of 13% in the first quarter of 2024. Free cash flow was $(25) million compared to $(33) million in the first quarter of 2024.

Comparing our performance in the first quarter of 2025 to the prior year, volume decreased, primarily due to lower North America volume from International Paper’s Georgetown mill closure and operational challenges in North America. Price and mix decreased in Europe. Less favorable input and transportation costs and higher planned maintenance outage costs were partially offset by more favorable operations and costs. We continued to return cash to shareowners through an $18 million dividend payment and repurchased $20 million in shares during the quarter.

Looking ahead to the second quarter of 2025, we expect price and mix to be favorable reflecting favorable mix in Latin America and North America. Volume is expected to remain stable. Operations and costs are expected to improve due to better operations and seasonally lower costs in Europe and North America. Additionally, we expect input and transportation costs to improve primarily due to energy. Lastly, planned maintenance outage costs are projected to increase by $36 million as we execute the heaviest outage quarter of the year across all three regions.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended March 31,
In millions	2025	2024
Income Before Income Taxes	$33	$60
Interest (income) expense, net	9	9
Net special items expense (income) (b)	2	3
Business Segment Operating Profit (a)	$44	$72
Europe	$(24)	$(4)
Latin America	26	14
North America	42	62
Business Segment Operating Profit (Loss) (a)	$44	$72
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, integration costs related to the Nymölla acquisition, and other charges.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment for more information on the Company’s segments.

Europe

	Three Months Ended March 31,
In millions	2025	2024
Sales	$190	$207
Operating Profit (Loss)	$(24)	$(4)

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our Europe business segment sales decreased $17 million, compared to the same period in 2024, primarily due to lower sales price and mix ($9 million) and lower volumes ($7 million).

Europe operating profit (loss) was $20 million lower than the same period in 2024, primarily driven by lower sales price and mix ($9 million), higher outage costs ($12 million) as we had no planned maintenance outages in the first quarter of 2024 and higher input costs ($2 million), primarily for wood, which more than offset higher volumes ($1 million) and lower operating costs ($2 million).

Latin America

	Three Months Ended March 31,
In millions	2025	2024
Sales	$199	$216
Operating Profit	$26	$14

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our Latin America business segment sales decreased $17 million compared to the same period in 2024, primarily driven by lower volumes ($3 million) and unfavorable foreign exchange.

Operating profit for Latin America was $12 million higher than the same period in 2024, primarily due to lower operating costs ($6 million), lower outage costs ($10 million) and higher sales price and mix ($1 million) which more than offset higher input costs ($4 million), primarily for purchased wood, and lower volumes ($1 million).

North America

	Three Months Ended March 31,
In millions	2025	2024
Sales	$438	$490
Operating Profit	$42	$62

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Our North America business segment sales decreased $52 million compared to the same period in 2024, primarily due to lower volumes ($51 million).

Operating profit for North America was $20 million lower than the same period in 2024 primarily due to lower volumes ($13 million), higher operating costs ($7 million) and higher input costs ($3 million), primarily due to the net impact of higher energy and lower distribution costs, which were partially offset by lower unabsorbed costs due to economic downtime ($3 million).

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

	Three Months Ended March 31,
In millions	2025	2024
Net Income	$27	$43
Income tax provision	6	17
Interest (income) expense, net	9	9
Depreciation, amortization and cost of timber harvested	40	39
Stock-based compensation	6	7
Net special items expense (income) (a)	2	3
Adjusted EBITDA (b)	$90	$118
Net Sales	$821	$905
Adjusted EBITDA Margin	11.0%	13.0%

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, integration costs related to the Nymölla acquisition, and other charges.
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
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended March 31,
In millions	2025	2024
Cash provided by operating activities	$23	$27
Adjustments:
Cash invested in capital projects	(48)	(60)
Free Cash Flow	$(25)	$(33)

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

Operating Activities

Cash provided by operating activities totaled $23 million for the three months ended March 31, 2025, compared with cash provided by operating activities of $27 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities in 2025 relates primarily to lower net income offset by timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $50 million for the three months ended March 31, 2025, compared with cash used for working capital components of $64 million for the three months ended March 31, 2024. The three months ended March 31, 2025 working capital components primarily reflect $30 million and $4 million of cash provided by our accounts and notes receivables and inventories, respectively, offset by $63 million and $21 million of cash used for our accounts payable and accrued liabilities and other operating activities, respectively. The three months ended March 31, 2024 working capital components primarily reflect $8 million of cash provided by our accounts and notes receivable, offset by $5 million, $45 million and $22 million of cash used for our inventories, accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash used for investing activities for the three months ended March 31, 2025 decreased from the three months ended March 31, 2024, due to the decrease in capital spending in the current year.

The following table shows capital spending by business segment:

	Three Months Ended March 31,
In millions	2025	2024
Europe	$10	$2
Latin America	27	49
North America	11	8
Corporate	—	1
Total	$48	$60

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2025 primarily reflects the payments of $5 million, $3 million, and $3 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, and Term Loan A, respectively. These amounts are primarily offset by a draw on our AR Securitization of $22 million. During the three months ended March 31, 2025 the Company also paid $18 million in dividends and repurchased $20 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the three months ended March 31, 2024 primarily reflects the payments of $6 million, $7 million, and $4 million on our outstanding principal debt balances for the AR Securitization, Term Loan F, and Term Loan A, respectively. These amounts are primarily offset by a draw on our AR Securitization of $6 million. During the three months ended March 31, 2024 the Company also paid $12 million in dividends and repurchased $5 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2024 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2024. We continue to make the contractually required payments, and, therefore, the 2024 obligations and commitments described in our 2024 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the three months ended March 31, 2025, we have invested approximately $48 million, or 5.8% of net sales, in total capital expenditures. Over that period, we spent approximately $37 million, or 4.5% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $11 million, or 1.3% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $175 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $50 million to $70 million on high-return projects in 2025.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of the Company, and that can require judgments by management that affect their application, include the accounting for impairment or disposal of long-lived assets and goodwill and income taxes.

The Company has included in the 2024 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information that includes or is based upon forward-looking statements. Forward-looking statements forecast or state expectations concerning future events. These statements often can be identified by the fact that they do not relate strictly to historical or current facts. They typically use words such as “anticipate,” “assume,” “could,”

“estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “will” and other words and terms of similar meaning, or they relate to future periods. Some examples of forward-looking statements include those relating to our business and operating outlook, future obligations and anticipated expenditures.

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic, civil and political conditions and trade relations; physical, financial and reputational risks associated with climate conditions and climate change, including adverse environmental events such as floods and fires; reduced demand for our products due to the cyclical nature of the paper industry, the industry-wide secular decline in paper demand, or competition from other businesses; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental, tax and other laws and regulations in Brazil, Europe, the United States and other jurisdictions to which we are subject, including our compliance costs and risk of liability and loss for violations; our reliance on a small number of customers; and the factors disclosed in Item 1A. Risk Factors of our 2024 Form 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 46 of the Company’s 2024 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the first quarter of 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Sylvamo may be involved in legal proceedings arising from time to time in the ordinary course of business. Sylvamo is not involved in any legal proceedings that we believe will result, individually or in the aggregate, in a material adverse effect upon our financial condition or results of operations. Note 10 Income Taxes and Note 11 Commitments and Contingent Liabilities of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q are incorporated into this Item 1 by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The matters set forth in Note 11 Commitments and Contingent Liabilities and incorporated herein are disclosed in accordance with such requirement.
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K. There have been no material changes to the risk factors described in the 2024 Form 10-K. The risk factors in Item 1A. Risk Factors in the 2024 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
January 1, 2025 - January 31, 2025	361	$79.02	—	$82
February 1, 2025 - February 28, 2025	230,601	$70.20	230,601	$66
March 1, 2025 - March 31, 2025	252,858	$70.75	54,871	$62
Total	483,820		285,472
(a) 198,348 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $62 million remains available for repurchases as of March 31, 2025. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $20 million of shares during the three months ended March 31, 2025.

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

10.1
2025 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 20, 2025 (the “Form 10-K filed 2/20/25)).

10.2	Sylvamo Corporation 2025 Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to the Form 10-K filed 2/20/25).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: May 9, 2025	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller