Form 10-Q
period 2025-06-30
Sylvamo Corp
filed 2025-08-08
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 1, 2025 was 40,372,555.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET SALES	$794	$933	$1,615	$1,838
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	640	684	1,302	1,400
Selling and administrative expenses	72	82	145	156
Depreciation, amortization and cost of timber harvested	45	37	85	76
Taxes other than payroll and income taxes	7	8	11	15
Interest (income) expense, net	10	9	19	18
INCOME BEFORE INCOME TAXES	20	113	53	173
Income tax provision	5	30	11	47
NET INCOME	$15	$83	$42	$126
EARNINGS PER SHARE
Basic	$0.37	$2.02	$1.03	$3.06
Diluted	$0.37	$1.98	$1.02	$3.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$15	$83	$42	$126
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	1	—	1	—
Pension and postretirement liability adjustments (less tax of $0,$0, $0 and $0)	(1)	—	(1)	—
Change in cumulative foreign currency translation adjustment	69	(98)	147	(136)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $0, $2, $3 and $2)	—	(4)	5	—
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1, $1, $2 and $2)	(2)	(2)	(5)	(5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES	67	(104)	147	(141)
COMPREHENSIVE INCOME (LOSS)	$82	$(21)	$189	$(15)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$113	$205
Accounts and notes receivable, net	383	429
Contract assets	21	26
Inventories	396	361
Other current assets	64	42
Total Current Assets	977	1,063
Plants, Properties and Equipment, net	1,034	944
Forestlands	367	319
Goodwill	126	111
Right of Use Assets	57	58
Deferred Charges and Other Assets	107	109
TOTAL ASSETS	$2,668	$2,604
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$371	$375
Notes payable and current maturities of long-term debt	46	22
Accrued payroll and benefits	53	79
Other current liabilities	165	206
Total Current Liabilities	635	682
Long-Term Debt	767	782
Deferred Income Taxes	151	152
Other Liabilities	156	141
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 200.0 shares authorized, 45.5 shares and 44.9 shares issued and 40.4 shares and 40.6 shares outstanding at June 30, 2025 and December 31, 2024, respectively	45	45
Paid-in capital	85	71
Retained earnings	2,460	2,455
Accumulated other comprehensive loss	(1,343)	(1,490)
	1,247	1,081
Less: Common stock held in treasury, at cost, 5.2 shares and 4.3 shares at June 30, 2025 and December 31, 2024, respectively	(288)	(234)
Total Equity	959	847
TOTAL LIABILITIES AND EQUITY	$2,668	$2,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2025	2024

OPERATING ACTIVITIES
Net income	$42	$126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	85	76
Deferred income tax provision (benefit), net	(5)	—
Stock-based compensation	13	12
Changes in operating assets and liabilities and other:
Accounts and notes receivable	77	(7)
Inventories	—	(20)
Accounts payable and accrued liabilities	(79)	(26)
Other	(46)	(19)
CASH PROVIDED BY OPERATING ACTIVITIES	87	142
INVESTMENT ACTIVITIES
Invested in capital projects	(114)	(113)
CASH USED FOR INVESTMENT ACTIVITIES	(114)	(113)
FINANCING ACTIVITIES
Dividends paid	(36)	(25)
Issuance of debt	48	16
Reduction of debt	(40)	(54)
Repurchases of common stock	(40)	(30)
Other	(8)	(2)
CASH USED FOR FINANCING ACTIVITIES	(76)	(95)
Effect of Exchange Rate Changes on Cash	11	(9)
Change in Cash, Temporary Investments and Restricted Cash	(92)	(75)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	205	280
End of the period	$113	$205
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2025.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Europe
Uncoated Papers	$162	$180	$332	$366
Market Pulp	19	25	39	46
Europe	181	205	371	412
Latin America
Uncoated Papers	181	220	361	416
Market Pulp	13	15	26	27
Latin America	194	235	387	443
North America
Uncoated Papers	398	474	814	945
Market Pulp	21	19	43	38
North America	419	493	857	983
Total	$794	$933	$1,615	$1,838
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $4 million and $2 million are included in “Other current liabilities” as of June 30, 2025 and December 31, 2024, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and six months ended June 30, 2025 and 2024 is provided below:

Three Months Ended June 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2025	45	$45	$78	$2,463	$(1,410)	$(268)	$908
Stock-based employee compensation	—	—	7	—	—	—	7
Share repurchases	—	—	—	—	—	(20)	(20)
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	15	67	—	82
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959

Six Months Ended June 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Stock-based employee compensation	—	—	14	—	—	(14)	—
Share repurchases	—	—	—	—	—	(40)	(40)
Dividends ($0.90 per share)	—	—	—	(37)	—	—	(37)
Comprehensive income (loss)	—	—	—	42	147	—	189
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959

Three Months Ended June 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2024	45	$45	$54	$2,253	$(1,293)	$(170)	$889
Stock-based employee compensation	—	—	6	—	—	—	6
Share repurchases	—	—	—	—	—	(25)	(25)
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	83	(104)	—	(21)
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830

Six Months Ended June 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Stock-based employee compensation	—	—	12	—	—	(7)	5
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($0.75 per share)	—	—	—	(31)	—	—	(31)
Comprehensive income (loss)	—	—	—	126	(141)	—	(15)
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(72)	$(77)	$(72)	$(77)
Other comprehensive income (loss) before reclassifications	(1)	—	(1)	—
Amounts reclassified from accumulated other comprehensive income	1	—	1	—
Balance at end of period	(72)	(77)	(72)	(77)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,342)	(1,235)	(1,420)	(1,197)
Other comprehensive income (loss) before reclassifications	69	(98)	147	(136)
Balance at end of period	(1,273)	(1,333)	(1,273)	(1,333)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	4	19	2	18
Other comprehensive income (loss) before reclassifications	—	(4)	5	—
Amounts reclassified from accumulated other comprehensive income	(2)	(2)	(5)	(5)
Balance at end of period	2	13	2	13
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,343)	$(1,397)	$(1,343)	$(1,397)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net income	$15	$83	$42	$126
Weighted average common shares outstanding	40.6	41.1	40.6	41.2
Effect of dilutive securities	0.5	0.8	0.7	0.8
Weighted average common shares outstanding - assuming dilution	41.1	41.9	41.3	42.0
Earnings per share - basic	$0.37	$2.02	$1.03	$3.06
Earnings per share - diluted	$0.37	$1.98	$1.02	$3.00
Anti-dilutive shares (a)	0.2	0.4	0.1	0.4

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

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $70 million and $104 million at June 30, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	June 30, 2025	December 31, 2024
Accounts and notes receivable:
Trade	$357	$402
Notes and other	26	27
Total	$383	$429

The allowance for expected credit losses was $23 million and $21 million at June 30, 2025 and December 31, 2024, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2025	December 31, 2024
Raw materials	$74	$56
Finished paper and pulp products	189	178
Operating supplies	116	107
Other	17	20
Total	$396	$361

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.9 billion and $3.6 billion at June 30, 2025 and December 31, 2024, respectively. Depreciation expense was $33 million and $31 million for the three months and $66 million and $64 million for the six months ended June 30, 2025 and 2024, respectively.

Additions to plants, property and equipment included within accounts payable were $12 million and $12 million each at June 30, 2025 and December 31, 2024.

Forestlands

There were no additions to Forestlands included within accounts payable at June 30, 2025. Additions to Forestlands included within accounts payable were $10 million at December 31, 2024.

Interest

Interest payments of $24 million and $31 million were made during the six months ended June 30, 2025 and 2024, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Interest expense	$12	$13	$24	$27
Interest income	(1)	(3)	(3)	(7)
Capitalized interest cost	(1)	(1)	(2)	(2)
Total	$10	$9	$19	$18

Asset Retirement Obligations

As of June 30, 2025 and December 31, 2024, we have recorded liabilities of $29 million and $28 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 8 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $14 million for the three months and $30 million and $28 million for the six months ended June 30, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use assets	$57	$58
Finance lease assets	Plants, properties, and equipment, net (a)	21	20
Total leased assets		$78	$78
Liabilities
Current
Operating	Other current liabilities	$23	$21
Finance	Notes payable and current maturities of long-term debt	3	2
Noncurrent
Operating	Other Liabilities	41	45
Finance	Long-term debt	13	12
Total lease liabilities		$80	$80

(a)Finance leases are recorded net of accumulated amortization of $20 million and $17 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 9 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the six months ended June 30, 2025:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2024
Goodwill	$11	$101	$—	$112
Accumulated impairment losses	(1)	—	—	(1)
	$10	$101	$—	$111
Changes Due to Currency Translation and Other
Goodwill	2	14	—	16
Accumulated impairment losses	(1)	—	—	(1)
	$1	$14	$—	$15
Balance as of June 30, 2025
Goodwill	13	115	—	128
Accumulated impairment losses	(2)	—	—	(2)
Total	$11	$115	$—	$126
NOTE 10 INCOME TAXES
An income tax provision of $5 million and $11 million was recorded for the three and six months ended June 30, 2025, respectively, and the reported effective income tax rate was 25% and 21%, respectively. An income tax provision of $30 million and $47 million was recorded for the three and six months ended June 30, 2024, respectively, and the reported effective income tax rate was 27% and 27%, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act including accelerated tax expensing of qualifying domestic research costs, 100% bonus depreciation on qualifying capital expenditures, and enhancements to the business interest expense limitation. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but our current understanding of the legislation is that the provisions may have a beneficial impact on our current year results and cash flows.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $108 million in tax, and $278 million in interest, penalties and fees as of June 30, 2025 (adjusted for variation in currency exchange rates and a law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The remaining one third of the disputed amounts is still under challenge at the Brazilian administrative court level and was not part of the ruling. The Brazilian tax authorities have appealed the October 2024 ruling. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of June 30, 2025.

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

As of June 30, 2025, the Company has recorded an immaterial liability for the environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s environmental testing and analysis and the third-party review of the results and risk.

Taxes Other Than Payroll Taxes

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $49 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $19 million in tax and $30 million in interest and penalties. As of June 30, 2025, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	June 30, 2025	December 31, 2024
Term Loan F - due 2027 (a)	$255	$255
Term Loan F-2 - due 2031 (b)	225	230
Term Loan A - due 2029 (c)	211	217
Securitization Program	83	88
Other	16	14
Less: current portion	(23)	(22)
Total	$767	$782

(a) As of June 30, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.
(b) As of June 30, 2025 and December 31, 2024, presented net of $1 million and $2 million in unamortized debt issuance costs, respectively.
(c) As of June 30, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of June 30, 2025 and December 31, 2024, the Company had $23 million and no outstanding borrowings on the Revolving Credit Facility, respectively, and an available borrowing capacity of $377 million and $400 million, respectively. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended June 30, 2025 was 5.32%, and the average interest rate for the year ended December 31, 2024 was 6.10%.

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

Patronage Credits

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.28% and 5.31% as of June 30, 2025 and December 31, 2024, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.68% and 5.71% as of June 30, 2025 and December 31, 2024, respectively.

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

			June 30, 2025			December 31, 2024
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F	3.72% to 3.75%	2025	$200	$—	$—	$200	$1	$—
Term Loan F-2	3.80% to 3.82%	2029	226	—	3	232	2	—
Term Loan A	4.13% to 4.16%	2028	214	—	4	219	—	1

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

As of June 30, 2025, we were in compliance with our debt covenants.

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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the six months ended June 30, 2025 and June 30, 2024 was immaterial.

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

NOTE 14 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of June 30, 2025, 2,227,021 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Total stock-based compensation expense (included in selling and administrative expense)	$7	$5	$13	$12

As of June 30, 2025, $27 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

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

The chief operating decision maker uses business segment operating profit to allocate resources (primarily capital spending) for each segment predominantly during the annual strategic planning, budgeting and forecasting processes. The chief operating decision maker also considers actual performance variances in business segment operating profits on a monthly basis to assess the performance of the segments. The Company’s chief operating decision maker group is made up of the Chairman and Chief Executive Officer and Chief Operating Officer.

Sales by business segment are determined using a management approach and include intersegment sales (which are eliminated in consolidation).

Information By Business Segment

Net Sales and Business Segment Operating Profit

Three Months Ended June 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$181	$207	$419	$807
Intersegment sales	—	(13)	—	(13)
Net sales	$181	$194	$419	$794
Less:
Cost of products sold and other	168	125	288	581
Maintenance outages	28	20	18	66
Economic downtime	—	—	—	—
Selling and administrative expenses	15	23	34	72
Depreciation, amortization and cost of timber harvested	8	23	14	45
Add:
Other special items, net (a)	—	(1)	1	—
Business Segment Operating Profit (Loss)	$(38)	$2	$66	$30
Income before income taxes				$20
Interest (income) expense, net				10
Corporate special items, net (a)				—
Other special items, net (a)				—
Business Segment Operating Profit				$30

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the period presented include a gain to adjust the recognition of a foreign value-added tax refund in Brazil.

Six Months Ended June 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$371	$406	$857	$1,634
Intersegment sales	—	(19)	—	(19)
Net sales	$371	$387	$857	$1,615
Less:
Cost of products sold and other	347	253	617	1,217
Maintenance outages	40	21	32	93
Economic downtime	—	—	3	3
Selling and administrative expenses	30	44	71	145
Depreciation, amortization and cost of timber harvested	16	41	28	85
Add:
Other special items, net (a)	—	—	2	2
Business Segment Operating Profit (Loss)	$(62)	$28	$108	$74
Income before income taxes				$53
Interest (income) expense, net				19
Corporate special items, net (a)				—
Other special items, net (a)				2
Business Segment Operating Profit				$74

(a) Net special items in the period presented primarily include a pre-tax gain to adjust the recognition of a foreign value-added tax refund in Brazil and charges related to the termination of the Georgetown mill offtake agreement and environmental reserves in Brazil.

Three Months Ended June 30, 2024:

In millions	Europe	Latin America	North America	Total
Sales	$206	$245	$493	$944
Intersegment sales	(1)	(10)	—	(11)
Net sales	$205	$235	$493	$933
Less:
Cost of products sold and other	169	150	337	656
Maintenance outages	—	7	22	29
Economic downtime	3	—	4	7
Selling and administrative expenses	17	23	42	82
Depreciation, amortization and cost of timber harvested	8	17	12	37
Add:
Other special items, net (a)	—	(1)	1	—
Business Segment Operating Profit (Loss)	$8	$37	$77	$122
Income before income taxes				$113
Interest (income) expense, net				9
Corporate special items, net (a)				—
Other special items, net (a)				—
Business Segment Operating Profit				$122

(a) Net special items in the period presented include a gain to adjust the recognition of a foreign value-added tax refund in Brazil and certain severance costs related to our salaried workforce.

Six Months Ended June 30, 2024:

In millions	Europe	Latin America	North America	Total
Sales	$413	$461	$983	$1,857
Intersegment sales	(1)	(18)	—	(19)
Net sales	$412	$443	$983	$1,838
Less:
Cost of products sold and other	362	295	693	1,350
Maintenance outages	—	18	36	54
Economic downtime	3	—	8	11
Selling and administrative expenses	28	44	83	155
Depreciation, amortization and cost of timber harvested	16	35	25	76
Add:
Other special items, net (a)	1	—	1	2
Business Segment Operating Profit (Loss)	$4	$51	$139	$194
Income before income taxes				$173
Interest (income) expense, net				18
Corporate special items, net (a)				1
Other special items, net (a)				2
Business Segment Operating Profit				$194

(a) Net special items in the period presented primarily include integration costs for the Nymölla acquisition, a gain to adjust the recognition of a foreign value-added tax refund in Brazil and certain severance costs related to our salaried workforce.

Assets

In millions	June 30, 2025	December 31, 2024
Europe	$392	$324
Latin America	1,163	1,065
North America	861	904
Corporate and Other (a)	252	311
Assets	$2,668	$2,604

(a) Includes corporate assets.

Capital Spending

	Six Months Ended June 30,
In millions	2025	2024
Europe	$22	$10
Latin America	62	77
North America	30	25
Corporate	—	1
Capital Spending	$114	$113

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
EXECUTIVE SUMMARY

Second quarter 2025 net income was $15 million ($0.37 per diluted share) compared with $83 million ($1.98 per diluted share) for the second quarter of 2024. Net sales were $794 million in the current quarter compared with $933 million in the prior year. Cash from operations was $64 million compared to $115 million in the second quarter of last year. Adjusted EBITDA was $82 million, with an adjusted EBITDA margin of 10%, compared to $164 million and an adjusted EBITDA margin of 18% in the second quarter of 2024. Free cash flow was $(2) million compared to $62 million in the second quarter of 2024.

Comparing our earnings performance in the second quarter of 2025 to the prior year, volume decreased, primarily due to lower North America volume resulting from International Paper’s Georgetown mill closure. Price and mix decreased in Europe. More favorable operations and costs were partially offset by higher input and transportation costs. Planned maintenance outage costs were significantly higher as we conducted complex outages in five of our mills. We continued to return cash to shareowners through an $18 million dividend payment and repurchased $20 million in shares during the quarter.

Looking ahead to the third quarter of 2025, we expect price and mix to be unfavorable primarily driven by paper and pulp prices in Europe. Volume is expected to be favorable due to stronger seasonality in both Latin America and North America. Operations and costs are projected to improve slightly due to better operational performance. We expect input and transportation costs to remain stable. Lastly, planned maintenance outage costs are projected to improve by $66 million as we have no outages planned in the third quarter.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,

In millions	2025	2024	2025	2024
Income Before Income Taxes	$20	$113	$53	$173
Interest (income) expense, net	10	9	19	18
Net special items expense (income) (b)	—	—	2	3
Business Segment Operating Profit (a)	$30	$122	$74	$194
Europe	$(38)	$8	$(62)	$4
Latin America	2	37	28	51
North America	66	77	108	139
Business Segment Operating Profit (Loss) (a)	$30	$122	$74	$194
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include a gain to adjust the recognition of a foreign value-added tax refund in Brazil, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, certain severance costs related to our salaried workforce and integration costs related to the Nymölla acquisition.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment for more information on the Company’s segments.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Sales	$181	$206	$371	$413
Operating Profit (Loss)	$(38)	$8	$(62)	$4

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Our Europe business segment sales decreased $25 million compared to the same period in 2024, primarily due to lower sales price and mix ($17 million) and lower volumes ($18 million), partially offset by favorable foreign exchange impacts.

Europe operating profit was $46 million lower than the same period in 2024, primarily driven by lower sales price and mix ($16 million), higher planned maintenance outages ($28 million), higher operating ($1 million) and input costs ($2 million), primarily for wood and chemicals, and lower volumes ($2 million) which were partially offset by lower unabsorbed costs due to less economic downtime ($3 million).

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Our Europe business segment sales decreased $42 million compared to the same period in 2024, primarily due to lower sales price and mix ($26 million) and lower volumes ($25 million), partially offset by favorable foreign exchange impacts.

Europe operating profit was $66 million lower than the same period in 2024, primarily driven by lower sales price and mix ($25 million), higher planned maintenance outages ($40 million), higher input costs ($4 million), primarily for wood, and lower volumes ($1 million) which were partially offset by lower unabsorbed costs due to less economic downtime ($3 million) and lower operating costs ($1 million).

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Sales	$207	$245	$406	$461
Operating Profit	$2	$37	$28	$51

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Our Latin America business segment sales decreased $38 million compared to the same period in 2024, primarily driven by lower volumes ($22 million), a decrease in sale price and mix ($6 million) and unfavorable foreign exchange impacts.

Operating profit for Latin America was $35 million lower than the same period in 2024, primarily driven by lower sales price and mix ($6 million), higher planned maintenance outages ($13 million), higher operating costs ($9 million) and lower volumes ($7 million).

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Our Latin America business segment sales decreased $55 million compared to the same period in 2024, primarily driven by lower volumes ($26 million), a decrease in sale price and mix ($5 million) and unfavorable foreign exchange impacts.

Operating profit for Latin America was $23 million lower than the same period in 2024, primarily driven by lower sales price and mix ($5 million), higher planned maintenance outages ($3 million), higher operating ($3 million) and input costs ($4 million), primarily for wood, chemicals and purchased pulp, and lower volumes ($8 million).

North America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Sales	$419	$493	$857	$983
Operating Profit	$66	$77	$108	$139

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Our North America business segment sales decreased $74 million compared to the same period in 2024, primarily due to a decrease in volumes ($78 million) which was partially offset by an increase in sales price and mix ($4 million).

Operating profit for North America was $11 million lower than the same period in 2024, primarily due to lower volumes ($22 million) and higher input costs ($3 million), primarily for energy, chemicals and wood, which more than offset higher sales price and mix ($4 million), lower outage costs ($4 million), lower unabsorbed costs due to less economic downtime ($4 million) and lower operating costs ($2 million).

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Our North America business segment sales decreased $126 million compared to the same period in 2024, primarily due to a decrease in volumes ($129 million) which was partially offset by an increase in sales price and mix ($3 million).

Operating profit for North America was $31 million lower than the same period in 2024, primarily due to lower volumes ($35 million) and higher operating ($5 million) and input costs ($6 million), primarily for energy, chemicals and wood, which more than offset higher sales price and mix ($4 million), lower planned maintenance outages ($4 million) and lower unabsorbed costs due to less economic downtime ($7 million).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net Income	$15	$83	$42	$126
Income tax provision	5	30	11	47
Interest (income) expense, net	10	9	19	18
Depreciation, amortization and cost of timber harvested	45	37	85	76
Stock-based compensation	7	5	13	12
Net special items expense (income) (a)	—	—	2	3
Adjusted EBITDA (b)	$82	$164	$172	$282
Net Sales	$794	$933	$1,615	$1,838
Adjusted EBITDA Margin	10.3%	17.6%	10.7%	15.3%

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include a gain to adjust the recognition of a foreign value-added tax refund in Brazil, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, certain severance costs related to our salaried workforce and integration costs related to the Nymölla acquisition.
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
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Cash provided by operating activities	$64	$115	$87	$142
Adjustments:
Cash invested in capital projects	(66)	(53)	(114)	(113)
Free Cash Flow	$(2)	$62	$(27)	$29

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

Operating Activities

Cash provided by operating activities totaled $87 million for the six months ended June 30, 2025, compared with cash provided by operating activities of $142 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities in 2025 relates primarily to lower net income offset by timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $48 million for the six months ended June 30, 2025, compared with cash used for working capital components of $72 million for the six months ended June 30, 2024. The six months ended June 30, 2025 working capital components primarily reflect $77 million of cash provided by our accounts and notes receivables, offset by $79 million and $46 million of cash used for our accounts payable and accrued liabilities and other operating activities, respectively. The six months ended June 30, 2024 working capital components primarily reflect $7 million, $20 million, $26 million and $19 million of cash used for our accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash used for investing activities for the six months ended June 30, 2025 was consistent with the six months ended June 30, 2024.

The following table shows capital spending by business segment:

	Six Months Ended June 30,
In millions	2025	2024
Europe	$22	$10
Latin America	62	77
North America	30	25
Corporate	—	1
Total	$114	$113

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2025 primarily reflects the payments of $27 million, $6 million, and $6 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, and Term Loan A, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $22 million and $23 million, respectively. During the six months ended June 30, 2025 the Company also paid $36 million in dividends and repurchased $40 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the six months ended June 30, 2024 primarily reflects the payments of $23 million, $13 million, $10 million, and $8 million on our outstanding principal debt balances for the AR Securitization, Term Loan F, Revolving Credit Facility, and Term Loan A, respectively. These amounts are primarily offset by draws on our Revolving Credit Facility and AR Securitization of $10 million and $6 million, respectively. During the six months ended June 30, 2024 the Company also paid $25 million in dividends and repurchased $30 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2024 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2024. We continue to make the contractually required payments, and, therefore, the 2024 obligations and commitments described in our 2024 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the six months ended June 30, 2025, we have invested approximately $114 million, or 7.1% of net sales, in total capital expenditures. Over that period, we spent approximately $84 million, or 5.2% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $30 million, or 1.9% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $165 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $55 million to $65 million on high-return projects in 2025.

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

The Company has included in the 2024 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2025.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: deterioration of global and regional economic, civil and political conditions and trade relations including the imposition of tariffs or other trade protections; physical, financial and reputational risks associated with climate conditions and climate change, including adverse environmental events such as floods and fires; reduced demand for our products due to the cyclical nature of the paper industry, the industry-wide secular decline in paper demand, or competition from other businesses; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental, tax and other laws and regulations in Brazil, Europe, the United States and other jurisdictions to which we are subject, including our compliance costs and risk of liability and loss for violations; our reliance on a small number of customers; and the factors disclosed in Item 1A. Risk Factors of our 2024 Form 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the second quarter of 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K. Except for the risk factor below, there have been no material changes to the risk factors described in our 2024 Form 10-K. The Risk Factors in the 2024 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

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

Also, civil or political unrest or conflict, including military conflict, could hinder the supply to us of, and increase the cost of, materials needed for our operations. Military conflicts that were ongoing in 2024 could have a material adverse effect on us in the future; for example, if the war in Ukraine were to spread further in Europe, or if, notwithstanding any ceasefire, armed conflict in and near the Middle East were to spread or Houthis attacks affecting Red Sea shipping were to increase in severity. With respect to these specific conflicts, in 2024 we experienced increased transportation costs due to shipping disruptions in and around the Red Sea that, in turn, resulted in global increases in shipping and container costs and supply chain disruptions. However, we believe that, generally, our operations in Europe are at more risk than our operations in Latin America and North America from potential expansion of these conflicts, because geographic proximity to such conflicts elevates the risk of transportation network, energy and supply chain disruptions and related price increases.

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

Increased trade friction between countries or disruption in existing trade agreements have resulted in actual and proposed tariffs and could result in additional tariffs and other protective measures, such as anti-dumping and countervailing duties. Protective trade measures have, and could further, skew markets, disrupt the cross-border flow of globally traded materials used to make our products and the distribution of our products, and increase the costs of products that we import and export.

We expect some tariff-related increases in the costs of equipment and other inputs. If United States’ tariffs were to cause substantial increases in the prices of inputs, and we were to increase our products’ prices to mitigate the increases in our costs, it could decrease demand for our products. Also, protective trade measures taken by other countries in response to tariffs imposed by the United States could make our exported products more expensive and less desirable to customers in those countries. Most of the products that we manufacture in the United States we sell within it, but we do export some products from the United States to various locations globally.

United States tariffs on products made in countries where we operate could create financial limitations on the available cross-border strategies to supply our customers. For example, high tariffs create financial disincentives for us to supply our customers in the United States with products from our mills outside the United States. Also, United States’ tariffs could cause our competitors outside the United States to shift more exports to Europe or Latin America instead of the United States, increasing the number of products competing with ours in those regions. On the other hand, our products made and sold within the United States compete with similar imported products and may benefit from the United States’ tariffs. The net impact on us is not yet clear.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2025 - April 30, 2025	674	$67.07	—	$62
May 1, 2025 - May 31, 2025	344,311	$55.48	343,959	$43
June 1, 2025 - June 30, 2025	17,839	$53.82	17,077	$42
Total	362,824		361,036
(a) 1,788 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In the third quarter of 2023, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $300 million, of which $42 million remains available for repurchases as of June 30, 2025. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $40 million of shares during the six months ended June 30, 2025.

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

3.3	Second Amended and Restated By-Laws of Sylvamo Corporation (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

*    Filed herewith
**    Furnished herewith

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: August 8, 2025	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller