Form 10-Q
period 2025-09-30
Sylvamo Corp
filed 2025-11-07
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 31, 2025 was 39,438,257.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET SALES	$846	$965	$2,461	$2,803
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	624	700	1,926	2,100
Selling and administrative expenses	68	74	213	230
Depreciation, amortization and cost of timber harvested	49	39	134	115
Taxes other than payroll and income taxes	8	6	19	21
Interest (income) expense, net	9	14	28	32
INCOME BEFORE INCOME TAXES	88	132	141	305
Income tax provision	31	37	42	84
NET INCOME	$57	$95	$99	$221
EARNINGS PER SHARE
Basic	$1.43	$2.32	$2.45	$5.37
Diluted	$1.41	$2.27	$2.42	$5.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$57	$95	$99	$221
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement loss (less taxes of $0, $0, $0 and $0)	—	1	1	1
Pension and postretirement liability adjustments (less taxes of $0, $0, $0 and $0)	—	—	(1)	—
Change in cumulative foreign currency translation adjustment	18	37	165	(99)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less taxes of $1, $2, $4 and $4)	1	(8)	6	(8)
Reclassification adjustment for (gains) losses included in net earnings (less taxes of $1, $1, $3 and $3)	(2)	(4)	(7)	(9)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	17	26	164	(115)
COMPREHENSIVE INCOME (LOSS)	$74	$121	$263	$106
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$94	$205
Accounts and notes receivable, net	393	429
Contract assets	18	26
Inventories	434	361
Other current assets	51	42
Total Current Assets	990	1,063
Plants, Properties and Equipment, net	1,045	944
Forestlands	378	319
Goodwill	128	111
Right of Use Assets	53	58
Deferred Charges and Other Assets	109	109
TOTAL ASSETS	$2,703	$2,604
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$383	$375
Notes payable and current maturities of long-term debt	30	22
Accrued payroll and benefits	57	79
Other current liabilities	183	206
Total Current Liabilities	653	682
Long-Term Debt	778	782
Deferred Income Taxes	148	152
Other Liabilities	147	141
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 200.0 shares authorized, 45.6 shares and 44.9 shares issued and 39.4 shares and 40.6 shares outstanding at September 30, 2025 and December 31, 2024, respectively	45	45
Paid-in capital	89	71
Retained earnings	2,499	2,455
Accumulated other comprehensive loss	(1,326)	(1,490)
	1,307	1,081
Less: Common stock held in treasury, at cost, 6.1 shares and 4.3 shares at September 30, 2025 and December 31, 2024, respectively	(330)	(234)
Total Equity	977	847
TOTAL LIABILITIES AND EQUITY	$2,703	$2,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$99	$221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	134	115
Deferred income tax provision (benefit), net	(10)	(4)
Stock-based compensation	17	17
Changes in operating assets and liabilities and other:
Accounts and notes receivable	69	(28)
Inventories	(34)	(21)
Accounts payable and accrued liabilities	(63)	16
Other	(38)	(11)
CASH PROVIDED BY OPERATING ACTIVITIES	174	305
INVESTMENT ACTIVITIES
Invested in capital projects	(168)	(157)
CASH USED FOR INVESTMENT ACTIVITIES	(168)	(157)
FINANCING ACTIVITIES
Dividends paid	(55)	(43)
Issuance of debt	67	250
Reduction of debt	(65)	(285)
Repurchases of common stock	(82)	(30)
Other	7	(6)
CASH USED FOR FINANCING ACTIVITIES	(128)	(114)
Effect of Exchange Rate Changes on Cash	11	(6)
Change in Cash, Temporary Investments and Restricted Cash	(111)	28
Cash, Temporary Investments and Restricted Cash
Beginning of the period	205	280
End of the period	$94	$308
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2025.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Europe
Uncoated Papers	$161	$168	$493	$534
Market Pulp	23	25	62	71
Europe	184	193	555	605
Latin America
Uncoated Papers	200	223	561	639
Market Pulp	12	17	38	44
Latin America	212	240	599	683
North America
Uncoated Papers	429	510	1,244	1,455
Market Pulp	21	22	63	60
North America	450	532	1,307	1,515
Total	$846	$965	$2,461	$2,803
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $3 million and $2 million are included in “Other current liabilities” as of September 30, 2025 and December 31, 2024, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months and nine months ended September 30, 2025 and 2024 is provided below:

Three Months Ended September 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959
Stock-based employee compensation	—	—	4	—	—	—	4
Share repurchases	—	—	—	—	—	(42)	(42)
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	57	17	—	74
Balance, September 30, 2025	45	$45	$89	$2,499	$(1,326)	$(330)	$977

Nine Months Ended September 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Stock-based employee compensation	—	—	18	—	—	(14)	4
Share repurchases	—	—	—	—	—	(82)	(82)
Dividends ($1.35 per share)	—	—	—	(55)	—	—	(55)
Comprehensive income (loss)	—	—	—	99	164	—	263
Balance, September 30, 2025	45	$45	$89	$2,499	$(1,326)	$(330)	$977

Three Months Ended September 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2024	45	$45	$60	$2,317	$(1,397)	$(195)	$830
Stock-based employee compensation	—	—	5	—	—	—	5
Share repurchases	—	—	—	—	—	—	—
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	95	26	—	121
Balance, September 30, 2024	45	$45	$65	$2,393	$(1,371)	$(195)	$937

Nine Months Ended September 30, 2024
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2023	45	$45	$48	$2,222	$(1,256)	$(158)	$901
Share-based employee compensation	—	—	17	—	—	(7)	10
Share repurchases	—	—	—	—	—	(30)	(30)
Dividends ($1.20 per share)	—	—	—	(50)	—	—	(50)
Comprehensive income (loss)	—	—	—	221	(115)	—	106
Balance, September 30, 2024	45	$45	$65	$2,393	$(1,371)	$(195)	$937

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(72)	$(77)	$(72)	$(77)
Other comprehensive income (loss) before reclassifications	—	—	(1)	—
Amounts reclassified from accumulated other comprehensive income	—	1	1	1
Balance at end of period	(72)	(76)	(72)	(76)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,273)	(1,333)	(1,420)	(1,197)
Other comprehensive income (loss) before reclassifications	18	37	165	(99)
Balance at end of period	(1,255)	(1,296)	(1,255)	(1,296)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	2	13	2	18
Other comprehensive income (loss) before reclassifications	1	(8)	6	(8)
Amounts reclassified from accumulated other comprehensive income	(2)	(4)	(7)	(9)
Balance at end of period	1	1	1	1
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,326)	$(1,371)	$(1,326)	$(1,371)

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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net income	$57	$95	$99	$221
Weighted average common shares outstanding	40.0	41.0	40.4	41.1
Effect of dilutive securities	0.3	0.9	0.5	0.9
Weighted average common shares outstanding - assuming dilution	40.3	41.9	40.9	42.0
Earnings per share - basic	$1.43	$2.32	$2.45	$5.37
Earnings per share - diluted	$1.41	$2.27	$2.42	$5.26
Anti-dilutive shares (a)	0.5	0.2	0.4	0.2

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

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $52 million and $104 million at September 30, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	September 30, 2025	December 31, 2024
Accounts and notes receivable:
Trade	$369	$402
Notes and other	24	27
Total	$393	$429

The allowance for expected credit losses was $25 million and $21 million at September 30, 2025 and December 31, 2024, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2025	December 31, 2024
Raw materials	$71	$56
Finished paper and pulp products	233	178
Operating supplies	121	107
Other	9	20
Total	$434	$361

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.9 billion and $3.6 billion at September 30, 2025 and December 31, 2024, respectively. Depreciation expense was $37 million and $33 million for the three months and $103 million and $97 million for the nine months ended September 30, 2025 and 2024, respectively.

Additions to plants, property and equipment included within accounts payable were $16 million and $12 million at September 30, 2025 and December 31, 2024, respectively.

Forestlands

There were no additions to Forestlands included within accounts payable at September 30, 2025. Additions to Forestlands included within accounts payable were $10 million at December 31, 2024.

Interest

Interest payments of $37 million and $49 million were made during the nine months ended September 30, 2025 and 2024, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Interest expense (a)	$12	$19	$36	$46
Interest income	(2)	(4)	(5)	(11)
Capitalized interest costs	(1)	(1)	(3)	(3)
Total	$9	$14	$28	$32

(a) Interest expense for the three months and nine months ended September 30, 2024 includes $5 million of debt extinguishment cost related to the third quarter debt refinancing.

Asset Retirement Obligations

As of September 30, 2025 and December 31, 2024, we have recorded liabilities of $29 million and $28 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 8 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years. Total lease cost was $15 million and $14 million for the three months and $45 million and $42 million for the nine months ended September 30, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Right of use assets	$53	$58
Finance lease assets	Plants, properties, and equipment, net (a)	20	20
Total leased assets		$73	$78
Liabilities
Current
Operating	Other current liabilities	$22	$21
Finance	Notes payable and current maturities of long-term debt	3	2
Noncurrent
Operating	Other Liabilities	38	45
Finance	Long-term debt	12	12
Total lease liabilities		$75	$80

(a)Finance leases are recorded net of accumulated amortization of $19 million and $17 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 9 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2025:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2024
Goodwill	$11	$101	$—	$112
Accumulated impairment losses	(1)	—	—	(1)
	10	101	—	111
Changes due to currency translation and other
Goodwill	2	16	—	18
Accumulated impairment losses	(1)	—	—	(1)
	1	16	—	17
Balance as of September 30, 2025
Goodwill	13	117	—	130
Accumulated impairment losses	(2)	—	—	(2)
Total	$11	$117	$—	$128
NOTE 10 INCOME TAXES
An income tax provision of $31 million and $42 million was recorded for the three and nine months ended September 30, 2025, respectively, and the reported effective income tax rate was 35% and 30%, respectively. An income tax provision of $37 million and $84 million was recorded for the three and nine months ended September 30, 2024, respectively, and the reported effective income tax rate was 28% and 28%, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act including accelerated tax expensing of qualifying domestic research costs, 100% bonus depreciation on qualifying capital expenditures, and enhancements to the business interest expense limitation. We are evaluating the full effects of the legislation and assessing alternative tax elections allowed under the new law.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $110 million in tax, and $279 million in interest, penalties and fees as of September 30, 2025 (adjusted for variation in currency exchange rates and a law change pursuant to which the Brazil tax authority agreed to cancel a portion of the interest, penalties, and fees). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The remaining one third of the disputed amounts is still under challenge at the Brazilian administrative court level and was not part of the ruling. The Brazilian tax authorities have appealed the October 2024 ruling. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of September 30, 2025.

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

As of September 30, 2025, the Company has recorded an immaterial liability for the environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s ongoing environmental testing and analysis and the third-party review of the results and risk.

Taxes Other Than Payroll Taxes

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $51 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $19 million in tax and $32 million in interest and penalties. As of September 30, 2025, no reserve has been recorded by the Company because we believe the risk of loss is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	September 30, 2025	December 31, 2024
Term Loan F - due 2027 (a)	$255	$255
Term Loan F-2 - due 2031 (b)	222	230
Term Loan A - due 2029 (c)	209	217
Securitization Program	100	88
Other	15	14
Less: current portion	(23)	(22)
Total	$778	$782

(a) As of September 30, 2025 and December 31, 2024, presented net of $1 million and $2 million in unamortized debt issuance costs, respectively.
(b) As of September 30, 2025 and December 31, 2024, presented net of $1 million and $2 million in unamortized debt issuance costs, respectively.
(c) As of September 30, 2025 and December 31, 2024, presented net of $2 million and $2 million in unamortized debt issuance costs, respectively.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of September 30, 2025 and December 31, 2024, the Company had $7 million and no outstanding borrowings on the Revolving Credit Facility, respectively, and an available borrowing capacity of $393 million and $400 million, respectively. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended September 30, 2025 was 5.33%, and the average interest rate for the year ended December 31, 2024 was 6.10%.

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

Patronage Credits

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 5.11% and 5.31% as of September 30, 2025 and December 31, 2024, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.51% and 5.71% as of September 30, 2025 and December 31, 2024, respectively.

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

			September 30, 2025			December 31, 2024
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F	3.72% to 3.75%	2025	$200	$—	$—	$200	$1	$—
Term Loan F-2	3.80% to 3.82%	2029	$223	$—	$4	$232	$2	$—
Term Loan A	4.13% to 4.16%	2028	$211	$—	$4	$219	$—	$1

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

As of September 30, 2025, we were in compliance with our debt covenants.

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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the nine months ended September 30, 2025 and September 30, 2024 was immaterial.

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

NOTE 14 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of September 30, 2025, 2,214,054 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Total stock-based compensation expense (included in selling and administrative expense)	$4	$5	$17	$17

As of September 30, 2025, $22 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

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

Information By Business Segment

Net Sales and Business Segment Operating Profit

Three Months Ended September 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$184	$228	$450	$862
Intersegment sales	—	(16)	—	(16)
Net sales	$184	$212	$450	$846
Less:
Cost of products sold and other	181	130	319	630
Maintenance outages	—	—	—	—
Economic downtime	2	—	—	2
Selling and administrative expenses	13	23	31	67
Depreciation, amortization and cost of timber harvested	9	24	16	49
Add:
Other special items, net	—	—	—	—
Business Segment Operating Profit (Loss)	$(21)	$35	$84	$98
Income before income taxes				88
Interest (income) expense, net				9
Corporate special items, net (a)				1
Other special items, net				—
Business Segment Operating Profit				$98

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the period presented include certain severance costs related to our salaried workforce.

Nine Months Ended September 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$555	$634	$1,307	$2,496
Intersegment sales	—	(35)	—	(35)
Net sales	$555	$599	$1,307	$2,461
Less:
Cost of products sold and other	528	383	936	1,847
Maintenance outages	40	21	32	93
Economic downtime	2	—	3	5
Selling and administrative expenses	43	67	102	212
Depreciation, amortization and cost of timber harvested	25	65	44	134
Add:
Other special items, net (a)	—	—	2	2
Business Segment Operating Profit (Loss)	$(83)	$63	$192	$172
Income before income taxes				$141
Interest (income) expense, net				28
Corporate special items, net (a)				1
Other special items, net (a)				2
Business Segment Operating Profit				$172

(a) Net special items in the period presented primarily include certain severance costs related to our salaried workforce, a pre-tax gain to adjust the recognition of a foreign value-added tax refund in Brazil and charges related to the termination of the Georgetown mill offtake agreement and environmental reserves in Brazil.

Three Months Ended September 30, 2024:

In millions	Europe	Latin America	North America	Total
Sales	$194	$247	$532	$973
Intersegment sales	(1)	(7)	—	(8)
Net sales	$193	$240	$532	$965
Less:
Cost of products sold and other	165	154	370	689
Maintenance outages	1	—	—	1
Economic downtime	5	—	11	16
Selling and administrative expenses	11	22	41	74
Depreciation, amortization and cost of timber harvested	8	18	13	39
Add:
Other special items, net (a)	—	3	1	4
Business Segment Operating Profit	$3	$49	$98	$150
Income before income taxes				132
Interest (income) expense, net				14
Corporate special items, net				—
Other special items, net (a)				4
Business Segment Operating Profit				$150

(a) Net special items in the period presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil and certain severance costs related to our salaried workforce.

Nine Months Ended September 30, 2024:

In millions	Europe	Latin America	North America	Total
Sales	$607	$708	$1,515	$2,830
Intersegment sales	(2)	(25)	—	(27)
Net sales	$605	$683	$1,515	$2,803
Less:
Cost of products sold and other	527	449	1,063	2,039
Maintenance outages	1	18	36	55
Economic downtime	8	—	19	27
Selling and administrative expenses	39	66	124	229
Depreciation, amortization and cost of timber harvested	24	53	38	115
Add:
Other special items, net (a)	1	3	2	6
Business Segment Operating Profit	$7	$100	$237	$344
Income before income taxes				$305
Interest (income) expense, net				32
Corporate special items, net (a)				1
Other special items, net (a)				6
Business Segment Operating Profit				$344

(a) Net special items in the period presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, certain severance costs related to our salaried workforce, and integration costs related to the Nymölla acquisition.

Assets

In millions	September 30, 2025	December 31, 2024
Europe	$402	$324
Latin America	1,200	1,065
North America	887	904
Corporate and eliminations (a)	214	311
Assets	$2,703	$2,604

(a) Includes corporate assets.

Capital Spending

	Nine Months Ended September 30,
In millions	2025	2024
Europe	$26	$17
Latin America	92	102
North America	49	37
Corporate	1	1
Capital Spending	$168	$157

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
EXECUTIVE SUMMARY

Third quarter 2025 net income was $57 million ($1.41 per diluted share) compared with $95 million ($2.27 per diluted share) for the third quarter of 2024. Net sales were $846 million in the current quarter compared with $965 million in the prior year. Cash from operations was $87 million compared to $163 million in the third quarter of last year. Adjusted EBITDA was $151 million, with an adjusted EBITDA margin of 18%, compared to $193 million and an adjusted EBITDA margin of 20% in the third quarter of 2024. Free cash flow was $33 million compared to $119 million in the third quarter of 2024.

Comparing our earnings performance in the third quarter of 2025 to the prior year, volume decreased, primarily due to lower North America volume resulting from International Paper’s Georgetown mill closure. Price and mix were unfavorable in Europe. More favorable operations and costs were partially offset by higher input and transportation costs. We continued to return cash to shareowners through an $18 million dividend payment and repurchased $42 million in shares during the quarter.

Looking ahead to the fourth quarter of 2025, we expect price and mix to be unfavorable primarily driven by paper prices in Europe and mix across our regions. Volume is expected to be favorable, largely due to Latin America and North America. Operations and costs are projected to be unfavorable primarily due to seasonally higher costs. We expect input and transportation costs to remain stable. Lastly, planned maintenance outage costs will be unfavorable by $18 million as we have one planned outage in North America during the fourth quarter.

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

The following table presents a comparison of Income before taxes to business segment operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2025	2024	2025	2024
Income Before Income Taxes	$88	$132	$141	$305
Interest (income) expense, net	9	14	28	32
Net special items expense (income) (b)	1	4	3	7
Business Segment Operating Profit (a)	$98	$150	$172	$344
Europe	$(21)	$3	$(83)	$7
Latin America	35	49	63	100
North America	84	98	192	237
Business Segment Operating Profit (Loss) (a)	$98	$150	$172	$344
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

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include a gain to adjust the recognition of a foreign value-added tax refund in Brazil, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, certain severance costs related to our salaried workforce, legal fees related to the Brazil Tax Dispute and integration costs related to the Nymölla acquisition.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following tables present net sales and operating profit, which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment for more information on the Company’s segments.

Europe

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Sales	$184	$194	$555	$607
Operating Profit (Loss)	$(21)	$3	$(83)	$7

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Our Europe business segment sales decreased $10 million compared to the same period in 2024, primarily due to unfavorable sales price and mix ($26 million), partially offset by higher volumes ($2 million) and favorable foreign exchange impacts.

Europe operating profit was $24 million lower than the same period in 2024, primarily driven by lower sales price and mix ($26 million) and higher operating ($1 million) and input costs ($4 million), primarily for wood and energy, which more than offset higher volumes ($2 million), lower planned maintenance outages ($1 million) and lower unabsorbed costs due to less economic downtime ($4 million).

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Our Europe business segment sales decreased $52 million compared to the same period in 2024, primarily due to lower sales price and mix ($52 million) and lower volumes ($23 million), partially offset by favorable foreign exchange impacts.

Europe operating profit was $90 million lower than the same period in 2024, primarily driven by lower sales price and mix ($51 million), higher planned maintenance outages ($39 million) and higher input costs ($8 million), primarily for wood and energy, which more than offset lower unabsorbed costs due to less economic downtime ($7 million) and higher volumes ($1 million).

Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Sales	$228	$247	$634	$708
Operating Profit	$35	$49	$63	$100

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Our Latin America business segment sales decreased $19 million compared to the same period in 2024, primarily driven by lower volumes ($14 million) and a decrease in sale price and mix ($7 million), partially offset by favorable foreign exchange impacts.

Operating profit for Latin America was $14 million lower than the same period in 2024, primarily driven by lower sales price and mix ($7 million), higher operating costs ($13 million) and lower volumes ($1 million), which were partially offset by lower input costs ($7 million), primarily for purchased pulp, energy and distribution costs.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Our Latin America business segment sales decreased $74 million compared to the same period in 2024, primarily driven by lower volumes ($40 million), a decrease in sale price and mix ($12 million) and unfavorable foreign exchange impacts.

Operating profit for Latin America was $37 million lower than the same period in 2024, primarily driven by lower sales price and mix ($12 million), lower volumes ($9 million), higher operating costs ($16 million) and higher planned maintenance outages ($3 million), partially offset by lower input costs ($3 million), primarily for energy and distribution costs.

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Sales	$450	$532	$1,307	$1,515
Operating Profit	$84	$98	$192	$237

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Our North America business segment sales decreased $82 million compared to the same period in 2024, primarily due to a decrease in volumes ($90 million) which was partially offset by an increase in sales price and mix ($8 million).

Operating profit for North America was $14 million lower than the same period in 2024, primarily due to lower volumes ($23 million) and higher input costs ($11 million), primarily for energy, chemicals and distribution costs, which more than offset higher sales price and mix ($8 million), lower unabsorbed costs due to less economic downtime ($11 million) and lower operating costs ($1 million).

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Our North America business segment sales decreased $208 million compared to the same period in 2024, primarily due to a decrease in volumes ($219 million) which was partially offset by an increase in sales price and mix ($12 million).

Operating profit for North America was $45 million lower than the same period in 2024, primarily due to lower volumes ($58 million) and higher operating ($4 million) and input costs ($17 million), primarily for energy and chemicals, which more than offset higher sales price and mix ($12 million), lower planned maintenance outages ($4 million) and lower unabsorbed costs due to less economic downtime ($18 million).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net Income	$57	$95	$99	$221
Income tax provision	31	37	42	84
Interest (income) expense, net	9	14	28	32
Depreciation, amortization and cost of timber harvested	49	39	134	115
Stock-based compensation	4	5	17	17
Net special items expense (income) (a)	1	3	3	6
Adjusted EBITDA (b)	$151	$193	$323	$475
Net Sales	$846	$965	$2,461	$2,803
Adjusted EBITDA Margin	18%	20%	13%	17%

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include a gain to adjust the recognition of a foreign value-added tax refund in Brazil, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, certain severance costs related to our salaried workforce, legal fees related to the Brazil Tax Dispute and integration costs related to the Nymölla acquisition.
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
The following is a reconciliation of Cash provided by operations to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Cash provided by operating activities	$87	$163	$174	$305
Adjustments:
Cash invested in capital projects	(54)	(44)	(168)	(157)
Free Cash Flow	$33	$119	$6	$148

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

Operating Activities

Cash provided by operating activities totaled $174 million for the nine months ended September 30, 2025, compared with cash provided by operating activities of $305 million for the nine months ended September 30, 2024. The decrease in cash provided by operating activities in 2025 relates primarily to lower net income and timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $66 million for the nine months ended September 30, 2025, compared with cash used for working capital components of $44 million for the nine months ended September 30, 2024. The nine months ended September 30, 2025 working capital components primarily reflect $69 million of cash provided by our accounts and notes receivables, offset by $34 million, $63 million and $38 million of cash used for our inventories, accounts payable and accrued liabilities and other operating activities, respectively. The nine months ended September 30, 2024 working capital components primarily reflect $28 million, $21 million and $11 million of cash used for our accounts and notes receivables, inventories and other operating activities, respectively, offset by $16 million of cash provided by our accounts payable and accrued liabilities balances.

Investment Activities

The total cash used for investing activities for the nine months ended September 30, 2025 was consistent with the nine months ended September 30, 2024.

The following table shows capital spending by business segment:

	Nine Months Ended September 30,
In millions	2025	2024
Europe	$26	$17
Latin America	92	102
North America	49	37
Corporate	1	1
Capital Spending	$168	$157

Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2025 primarily reflects the payments of $29 million, $8 million, $9 million, and $16 million on our outstanding principal debt balances for the AR Securitization, Term Loan A, Term Loan F-2, and Revolving Credit Facility, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $41 million and $23 million, respectively. During the nine months ended September 30, 2025 the Company also paid $55 million in dividends and repurchased $82 million of our shares pursuant to our share repurchase program. Cash used for financing activities for the nine months ended September 30, 2024 primarily reflects the payments of $117 million, $44 million, $23 million, and $10 million on our outstanding principal debt balances for Term Loan F, Term Loan A, the AR Securitization, and Revolving Credit Facility, respectively. Additionally, payments of $93 million were made to redeem, at a premium, the full value of our 7.00% Senior Notes and pay $5 million in debt issuance costs in connection with the debt refinancing in the third quarter. These amounts are primarily offset by the issuance of Term Loan F-2, draws on our Revolving Credit Facility, and AR Securitization of $235 million, $10 million, and $6 million, respectively. During the nine months ended September 30, 2024 the Company also paid $43 million in dividends and repurchased $30 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2024 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2024. We continue to make the contractually required payments, and, therefore, the 2024 obligations and commitments described in our 2024 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the nine months ended September 30, 2025, we have invested approximately $168 million, or 6.8% of net sales, in total capital expenditures. Over that period, we spent approximately $124 million, or 5.0% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $44 million, or 1.8% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $165 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $55 million to $65 million on high-return projects in 2025.

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

The Company has included in the 2024 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2025.

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

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the third quarter of 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2024 Form 10-K and Part II, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “2025 Q2 10-Q”). There have been no material changes to the risk factors described in our 2024 Form 10-K and 2025 Q2 10-Q. The Risk Factors in the 2024 Form 10-K, 2025 Q2 10-Q, and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2025 - July 31, 2025	861	$50.10	—	$42
August 1, 2025 - August 31, 2025	743,090	$44.53	741,316	$9
September 1, 2025 - September 30, 2025	198,114	$45.53	197,845	$150
Total	942,065		939,161
(a) 2,904 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In 2023 and again in the third quarter of 2025, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $450 million. As of September 30, 2025, $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $82 million of shares during the nine months ended September 30, 2025.

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

10.1
Letter Agreement, dated October 27, 2025, between Sylvamo North America, LLC, and International Paper Company (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 29, 2025 (the “Form 8-K filed 10/29/25”)).

10.2
First Amendment to Brazil Payment Agreement, dated October 27, 2025, among International Paper Investments (Luxembourg) S.à r.l., Sylvamo Papers Holding S.à r.l., and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed 10/29/25).

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

SYLVAMO CORPORATION

Date: November 7, 2025	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller