Form 10-K
period 2025-12-31
Sylvamo Corp
filed 2026-02-20
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,008,755,141 based on the closing price of a share of the common stock on the New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of February 13, 2026 was 39,508,287.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2026 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SYLVAMO CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

PART I.		1
ITEM 1.	BUSINESS.	1
	Our Company	1
	Competition	1
	Marketing and Distribution	1
	Description of Principal Products	1
	Raw Materials	1
	Human Capital	1
	Environmental and Other Regulations	4
	Sustainability	7
	Available Information	9
	Forward-Looking Statements	9
ITEM 1A.	RISK FACTORS.	11
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	26
ITEM 1C.	CYBERSECURITY.	26
ITEM 2.	PROPERTIES.	28
	Forestlands	28
	Mills and Plants	28
	Capital Investments and Dispositions	28
ITEM 3.	LEGAL PROCEEDINGS.	29
ITEM 4.	MINE SAFETY DISCLOSURES.	29
PART II.		30
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY.	30
ITEM 6.	RESERVED.	31
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	32
	Executive Summary	32
	Results of Operations	32
	Description of Business Segments	33
	Business Segments Results	34
	Non-GAAP Financial Measures	36
	Liquidity and Capital Resources	37
	Pillar Two Directive	39
	Critical Accounting Policies and Significant Accounting Estimates	39
	Recent Accounting Developments	40
	Foreign Currency Effects	40
	Market Risk	41
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	42
	Report of Management on Financial Statements, Internal Control Over Financial Reporting and Internal Control Environment and Board of Directors Oversight	42
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	44
	Consolidated Statements of Operations	47
	Consolidated Statements of Comprehensive Income (Loss)	48
	Consolidated Balance Sheets	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Changes in Equity	51
i

ii

PART I.

ITEM 1. BUSINESS

OUR COMPANY

Sylvamo Corporation (the “Company” or “Sylvamo”, which may also be referred to as “we” or “us”) is a global uncoated papers company with a broad portfolio of top-tier brands and low-cost, large-scale paper mills located in and serving the most attractive geographies, including Europe, Latin America and North America, which are our business segments. We produce uncoated freesheet (“UFS”) for paper products such as cutsize and offset paper, as well as market pulp. With roots going back to 1898, we have a long history of offering premium quality papers to meet the needs of our customers and end-users. Our mills in North America and Latin America predominantly rank in the lowest quartile on global and regional UFS cost curves, and we believe our low-cost operations enable us to serve our customers with the highest quality products at attractive margins. Our industry-leading brands, known for their long-standing reputation in their respective markets for product quality and performance, allow us to maintain our long-term relationships with top-tier customers throughout economic cycles. Our international reach and strong positioning across retail, merchant and e-commerce channels optimally positions us to meet the paper needs of our end-users around the world. This also provides geographical diversification of our revenue and profits. From 2023 to 2025, on average, we generated 48% of our revenues and 28% of our Business Segment Operating Profit in Europe and Latin America. Each region in which we operate exhibits different supply and demand characteristics. Both Latin America and North America have strong profitability for the uncoated paper industry relative to other geographies. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Segment Results - Results of Operations for a definition of Business Segment Operating Profit.

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

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, chemicals, water and energy. Information about our sources and the availability to us of raw materials, particularly wood, the principal raw material from which our products are made, is included in Item 1A. Risk Factors - “Increased costs or decreased availability of raw materials and energy could adversely affect our business.” and Item 7. Managements’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

Sylvamo’s capabilities and potential are delivered through our dedicated, talented and diverse workforce, which we believe is among the best in the industry. As of December 31, 2025, our global workforce of over 6,500 people was located approximately 25% in Europe, 49% in Latin America and 26% in North America. A portion of our workforce is represented by unions in Brazil, France, Sweden and, in the United States, at our mill in Ticonderoga, New York. We believe that our relationships with our unions are constructive.

We strive to be the employer of choice. We aim to attract, retain and develop talented employees that reflect our diverse communities and global end-users of our paper. To that end, we work to foster a safe and inclusive workplace where all employees feel safe, welcomed, valued, engaged, fairly compensated and have opportunities for professional development.

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

We track our safety record. Information about our safety record is available on our website, sylvamo.com, and in our annual sustainability performance review. Our Sustainability Performance Review for 2024 is available on our website, sylvamo.com. We will post our Sustainability Performance Review for 2025 on our website when it is completed, which is expected in the first half of 2026.

We take precautions to protect the health and safety of our employees and comply with applicable government requirements and safety guidance in the three regions where we operate. We continue to promote safety through our “People Before Paper” program, which we first introduced in 2022. This program promotes increasing safety, especially in the manufacturing setting, by emphasizing focus on one safe task at a time and stopping work if work conditions appear unsafe. It further emphasizes mental health and overall well-being as important to increasing safety. Since we introduced the program, we have consistently worked to increase safety through initiatives developed and implemented under the program. These initiatives included ongoing communications and training, as well as our leadership’s insistence that employees put people’s safety before operations, always.

As part of our ongoing evaluation of safety performance, we undertook expanded and sustained initiatives under our safety program in 2024, continuing in 2025, to further strengthen our safety culture and outcomes. These initiatives included leadership communications emphasizing safety; regular company‑wide meetings focused on safety performance and improvement efforts; targeted safety training at our facilities addressing specific areas for improvement; safety “stand‑downs” to reinforce the expectation that employees speak up and stop work when conditions appear unsafe; recognition of employees who identify or address potential safety issues; and opportunities for employees to share safety improvements at periodic company‑wide meetings.

In addition, we continue to emphasize the importance of employees’ physical and mental health and well‑being and provide opportunities and resources to support them, including our Employee Assistance Program and other benefit resources available in all regions where we operate.

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

Our employee recruiting includes developing talent through lateral and promotional moves and recruiting new talent through external and college recruiting efforts. As an example of such college recruiting efforts, in the United States, Brazil and Europe, we have programs that include internships and trainee programs to attract college hires, with a special focus on preparing early career engineers and safety professionals to be future leaders at Sylvamo. We believe that these efforts help develop a strong, talented and diverse workforce at Sylvamo.

To strengthen our recruitment and retention efforts, we recently launched Sylvamo’s Global Employee Value Proposition (“EVP”). In 2024, we conducted research engaging a large sample of our workforce, to better understand the attributes that make Sylvamo the Employer of Choice. This research surfaced five core pillars that define our EVP and reflect what our employees have said they value most: Total Rewards, Safety & Well‑being, Development, Company Performance, and Work Environment and Relationships. Beginning in 2026, we will focus on communicating and embedding these pillars in our business to enhance talent attraction and retention.

We support and encourage our employees by providing opportunities to strengthen their connection and commitment to Sylvamo and to the communities in which they work and live, as we believe that a highly engaged workforce is important to our business success. In 2024, we conducted a global employee engagement survey, which indicated that employee engagement levels are fairly high across all regions in which we operate. The survey also established a baseline against which we intend to measure and improve engagement over time, based on the most impactful business need in each location and region. With over 80 engagement action plans across our locations, our teams focused on improvements ranging from safety and well-being, employees’ connection to our strategy, collaboration, employee development and fostering a stronger “speak your mind” culture. By 2025 year-end, progress was made on nearly all of these action plans, and this will continue to be a focus for the organization. In addition, during 2025 we offered employees in our various operating regions multiple opportunities to engage with and support their communities. We share information about our employee engagement opportunities on the “Why We Care” section of our website at sylvamo.com.

We develop the capabilities of our employees through our continuous learning, development and performance management programs. We invest in their growth and development by providing a multi-dimensional approach to learning. This approach includes various learning journeys to help employees grow personally and professionally and advance within our organization, including for specific positions, for specific development targets, and for development of competencies and Sylvamo’s culture. These learning resources are intended to provide employees with the skills they need to achieve their career goals, build management skills and be leaders at Sylvamo. With tools in place to support meaningful development discussions and global development sessions and resources available, employees are encouraged to own their development.

Inclusion and Diversity

A component of our overall effort to attract and retain exceptional employee talent, supporting our objective to be the employer of choice, is to cultivate a workforce where employees from diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions, where employees feel welcome, included and valued, and where all employees are treated fairly.

To ensure we advance and create a more inclusive work environment, we follow a model that includes: (1) our Global I&D Council, (2) employee inclusion networks open to all employees, and (3) regional action plans. The Global I&D Council provides feedback, sponsorship and support to our inclusion and diversity strategy and helps identify and implement means for our strategy to succeed. They meet quarterly and membership includes a range of employees at various levels of leadership, who are from the regions where we operate and are of diverse races, genders and cultural backgrounds.

We believe that education is essential to strengthening an inclusive culture. We offer and encourage employees and leaders to participate in learning opportunities designed to increase awareness, foster more inclusive behaviors, and help create a workplace where everyone feels valued and respected.

Management keeps our senior leadership and board of directors aware of our I&D initiatives and progress through periodic reports. The Management Development and Compensation Committee of our board of directors is responsible for oversight of I&D matters.

Challenges and Risks

Our hiring and retention efforts are impacted by competition for the highly skilled labor needed in our industry, particularly at our mills, which makes our cost of labor high compared to industries that require less skilled labor. We have not experienced any material shortage of labor, but if the labor supply were to contract substantially in any of the regions where we operate, it could impede our ability to attract and retain employee talent and further increase our cost of labor. For more information regarding our risks relating to the labor market, see Item 1A. Risk Factors, particularly – “Our business depends on our ability to attract, retain and develop skilled employees and management.”

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

Environmental and Climate Change Regulation

Current or proposed environmental laws (by “laws,” we also mean regulations and other governmental rules) include those governing wood harvesting, air emissions, climate change, wastewater discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations, and health and safety matters. Compliance with these laws in all jurisdictions where we operate, therefore, is a significant factor in the operation of our business and may result in capital expenditures as well as additional operating costs. For example, our United States mills are in compliance with the U.S. Environmental Protection Agency’s (“EPA”) maximum achievable control technology (“MACT”) standards that require owners of specified pulp and paper process equipment and boilers to meet air emissions standards for certain substances. However, as required by the Clean Air Act, the EPA is expected to conduct a Risk and Technology Review (“RTR”) after the application of the MACT standards to determine if the standard was protective enough for human health. It is possible that such review could result in future MACT and RTR regulations that necessitate our making future capital project expenditures to comply with such regulations.

We are subject to the European Union Deforestation Regulation (“EUDR”), which has a compliance deadline of December 30, 2026. The EUDR will require companies trading in wood, cattle, cocoa, coffee, oil palm, rubber and soya, as well as products derived from these commodities such as paper, to conduct extensive diligence on the value chain to ensure the goods do not result from recent deforestation, forest degradation or breaches of local laws in order to trade such products in or from the

European Union market. We have incurred costs and devoted significant time and effort to assess how, and to prepare, to comply with the EUDR, and will continue to incur costs and devote time and effort to comply after its requirements go into effect. The EUDR may also reduce the availability of and increase the price of goods supplied to us that are subject to its rules.

Several Canadian provinces, all countries in the European Union, and some states in the United States have adopted, and more jurisdictions may adopt, extended producer responsibility, or “EPR,” laws. EPR laws assign producers of the materials covered by the laws some financial responsibility for the end-of-life management of those materials within the adopting jurisdiction. These laws can apply to various types of materials, and some of them apply to packaging and paper products. We are, or in 2026 will be, subject to EPR laws in various European countries, Canadian provinces and states in the United States, including, among others, California, Colorado, Maine, Minnesota, Maryland, Washington and Oregon, where we may be required to pay fees to manage the end-of-life cost of our products. EPR laws also may cause us to pay higher prices for the packaging and other materials that we purchase from suppliers subject to EPR laws, who may pass through to their customers some of their increased costs resulting from such laws.

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

We are committed to avoiding adverse impacts on the environment, including, but not limited to, by controlling emissions and discharges from our facilities and by the responsible sourcing of materials to produce our paper, both as an environmental steward and to maintain our compliance with applicable laws. However, we may encounter situations in which our operations failed to maintain full compliance with applicable requirements, or we may learn that previous owners of our property failed to comply with applicable requirements for which responsibility may be imposed on us by law (for example, if they released substances in violation of environmental laws), which could possibly lead to civil or criminal fines, fees, penalties or enforcement actions against us. These could include governmental or judicial orders that stop or interrupt our operations or that require us to take corrective measures at substantial costs, such as installation of additional pollution control equipment or environmental remediation. See Item 1A. Risk Factors – “Environmental regulations could result in significant compliance costs, operational constraints and liabilities for non-compliance.” An environmental clean-up matter in Brazil, which has been ongoing since prior to our spin-off from International Paper, and which has not had, but could have, a material financial impact on us, is described in Note 11 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K.

In 2025, we spent approximately $5.4 million, and over the course of 2026 and 2027 we expect to spend $10 to $12 million, on capital projects in the aggregate for our mills in the three regions where we operate to control environmental releases into the air and water and to assure environmentally sound management and disposal of waste. Depending on how project timelines develop, we expect to spend about $6 to $8 million of such amount in 2026.

Multiple laws have been passed in various jurisdictions addressing climate change that apply to us and may have a material impact on us.

The Paris Agreement, an international treaty on climate change, went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing greenhouse gas (“GHG”) emissions. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net zero global GHG emissions. Although the United States has withdrawn from the Paris Agreement, our mill in New York will be subject to a newly-adopted state GHG reporting rule that will require reporting starting in June 2027 for the 2026 year, which may result in additional expense for us to monitor and report. Our two mills in Europe and our three mills in Brazil are impacted by GHG reduction commitments made by member countries under the Paris Agreement. In the EU, there is a GHG Emissions Trading System ("EU ETS"). Our Saillat and Nymolla mills are under Phase IV of the EU ETS that established a trading period ending in 2030. Until the end of such period, our Saillat mill may benefit from participation in free allocation of GHG emission allowances, but our Nymolla mill’s eligibility to participate terminated on December 31, 2025. The Saillat mill’s continued participation is subject to various factors, including potential changes to the EU ETS system. The termination of Nymolla’s eligibility to participate is not expected to have a material financial impact on us. The Paris Agreement and EU ETS may have a material impact on us depending on, among other factors, how binding the GHG emissions reduction commitments made by Paris Agreement member countries are, how market prices for GHG emissions credits evolve under applicable rules over the coming years, and the extent to which our mills are subject to requirements of member countries imposed in connection with the Paris Agreement.

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

If and as regulators increase their focus on climate change and other sustainability issues, we have been, or may become, subject to new disclosure frameworks and regulations. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (“CSRD”), and EU sustainability reporting standards are being developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives. Such reporting will apply not only to local operations in the EU, but under certain circumstances, to entire global companies that have EU operations. The CSRD will require us to begin reporting for European operations in 2027 and for the entire Company globally in 2029, with the option to voluntarily commence reporting for the entire Company earlier than 2029. Compliance with the CSRD has required and will continue to require, and compliance with any future climate disclosure regulations may require, us to incur costs and devote significant resources, time and attention by our management and other personnel. While we fully comply, or expect to fully comply, with all such regulations as they apply to us, if we fail to comply it would subject us to potential penalties and fines.

Other Regulations

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

We are subject to highly complex tax laws in various countries in Europe, Latin America and North America, most notably in the countries where we have significant operations – Brazil, France, Sweden and the United States – that if violated, could result in significant fines, interest charges and costs associated with litigation. In Brazil, our business is subject to various tax proceedings, including those discussed in Note 11 Commitments and Contingent Liabilities and Note 10 Income Taxes to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K.

Our global operations subject us to complex and evolving privacy and information security laws and regulations such as the EU General Data Protection Regulation, Brazil's Lei Geral de Proteçāo de Dados Pessoais, the California Consumer Privacy Act of 2018 and the California Privacy Rights Act. These laws require us to comply with a range of obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations. We identify various risks associated with privacy and information security laws and regulations in Item 1A. Risk Factors.

Our operations around the world are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

For further information about the regulatory risks of our business, see Item 1A. Risk Factors – “Compliance with a broad range of complex and changing regulations could increase our costs or limit our operations, and failure to comply could result in liabilities and harm our business. ”

SUSTAINABILITY

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

Our 2024 Sustainability Performance Review (available at sylvamo.com/us/en/sustainability) illustrates our 2024 contributions to the circular, low-carbon economy, to our employees’ safety, well-being and success, and to supporting our communities. It reflects our goal to operate as a sustainable company that generates profits for our shareholders, protects the environment, and improves people’s lives. In the 2024 Sustainability Performance Review, we highlight and report on our key initiatives for achieving that goal. We plan to report on our 2025 initiatives in our 2025 Sustainability Performance Review, to be published in 2026. Our annual sustainability reporting includes disclosures aligned with the Global Reporting Initiative (“GRI”) and the Task Force On Climate Related Financial Disclosures (“TCFD”) frameworks (available at sylvamo.com/us/en/sustainability/reporting). We cannot guarantee that we will achieve our goals and initiatives described in our Sustainability Performance Reviews and in this Annual Report on Form 10-K. Our ability to achieve them is subject to risks and uncertainties both known and unknown, including various risks noted in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K.

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

Our operations strive to incorporate responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. For example, we promote healthy and productive forest ecosystems by committing to source 100% of our fiber from sustainably managed forests and aiming to conserve, enhance or restore 250,000 acres of ecologically significant forestland globally by 2030. Towards this goal, we continue investing in forest restoration and enhancement in the Atlantic Forest region of Brazil and the Appalachians of the United States, through joint efforts with international and local organizations.

We maintain longstanding partnerships with several of the world’s largest and most respected environmental and conservation organizations to restore and protect forests and advance the understanding of the role of forests as natural climate solutions, including the National Fish and Wildlife Foundation, the Nature Conservancy, the World Wildlife Fund and various local environmental organizations in the communities where we live and work. We also help our suppliers with their efforts to develop actions that improve forest management and fiber procurement practices. We believe that these strategic informal partnerships are essential to achieve the scale necessary for positive long-term impact and to develop sustainable solutions that address critical regional and global forestry issues.

We support and use third-party certification of sustainable forest management through forest certification and chain-of-custody systems, and we work to continue to meet our customer’s demand for certified-fiber products. Sylvamo follows these credible certification systems: Forest Stewardship Council® (FSC®); the Sustainable Forestry Initiative® (SFI®); and the Programme for the Endorsement of Forest Certification (PEFC). In 2025, all of our fiber sourced globally complied with Forest Stewardship Council® standards, mitigating the risks of using fiber from unacceptable sources, and based on the latest figures available, approximately 50% of our sourced fiber was from forests certified to the FSC®, SFI® or PEFC Forest Management Standards. Additionally, nearly all of our owned forestland is certified to the FSC® (C101761) Forest Management Standard.

Reduction of Water Usage

Sylvamo is working to reduce our total water usage. In 2025, we assessed our water usage goals and determined to focus our efforts on creating context-based water reduction plans and focus our efforts on reducing overall water usage in our high-risk operations off of our 2019 baseline. Our mill in Tres Lagoas, Brazil, is the first in Sylvamo’s system to achieve a 25% reduction in water use against a 2019 baseline. We intend to update our progress reducing water usage at least annually on our Company website or in our Sustainability Performance Reviews.

Climate Impact and Reduction of GHGs

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

We seek to achieve an incremental 35% reduction in our mills’ Scope 1, 2 and 3 GHG emissions by 2030, as compared against a 2019 baseline, and continue efforts to further decarbonize our operations by defining a pathway to net zero. Our GHG emissions reduction targets were validated by the Science Based Targets Initiative (SBTi) in April 2024 and are consistent with a well below 2 degrees Celsius scenario and the Paris Agreement. The Paris Agreement impacts our mills in Europe and Brazil, due to GHG emissions reduction commitments in accord with the Paris Agreement that have been made by the respective countries in which those mills are located. Our mills in Europe may benefit from free allocation of GHG emission allowances under the EU ETS to meet GHG emissions reduction targets, subject to various factors, including that our Nymölla mill’s eligibility to participate in allocations terminated at the end of 2025, as described in “- Environmental and Other Regulations - Environmental and Climate Change Regulation.”

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

The long-term effects of climate change on the global economy, our industry and us are unclear, especially in view of the political significance and uncertainty around regulatory actions proposed or being taken to address climate change. Changes in climate where we, our customers and our suppliers operate could have an adverse impact on our business, results of operations, and financial condition, as could regulatory actions to address climate change. More information about risks related to climate change and climate change regulation is available in Item 1A. Risk Factors – “We are exposed to risks associated with adverse climate and weather conditions and evolving climate-related regulations, obligations and stakeholder expectations.”

Management and Board Oversight

We have several working teams that focus on sustainability matters consisting of a cross functional group of employees and commercial leaders. The teams guide the company’s sustainability and community engagement strategies and monitor and report progress. We have a Chief Sustainability Officer (“CSO”) who oversees a team of employees who report to the CSO. The CSO’s team is responsible for our global sustainability strategy and initiatives, which are intended to protect the environment and improve the lives of those we interact with, while creating profit for shareholders. Our CSO reports to our Senior Vice President, Chief Administrative and Legal Officer. Our CSO provides regular reports to our board’s Nominating and Corporate Governance Committee, which is the board committee responsible for oversight of sustainability matters, including oversight of climate-related matters.

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
AVAILABLE INFORMATION

Sylvamo’s internet address is www.sylvamo.com. We make available, free of charge, on or through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: global or regional economic, civil, political conditions or trade developments; adverse climate and weather conditions, including risks to our forestlands and mills from drought, fires or floods; reduced demand for our products due to the cyclical nature of the paper industry, the industry-wide secular decline in paper demand, or competition from other businesses; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; a material disruption at any of our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental, tax and other laws and regulations in Brazil, Europe, the United States and other jurisdictions to which we are subject, including our compliance costs and risk of liability and loss for violations; our reliance on a small number of customers; and the factors disclosed in Item 1A. Risk Factors, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

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

ITEM 1A. RISK FACTORS

Sylvamo faces risks in the normal course of business and through global, regional and local events. In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, including in Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1C. Cybersecurity, the following are some important risk factors that we face. The occurrence of any of the following risk factors, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause a material adverse effect on our business, financial condition, results of operations and cash flows. In any such case, the trading price of our common stock could decline. In addition, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them could in turn cause the emergence or exacerbate the effects of others.

This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the factors described below. See Item 1. Business - Forward-Looking Statements.

RISKS RELATING TO OUR BUSINESS

Economic, Trade, Political, Civil and Environmental Risks

Our business can be adversely affected by global or regional economic, civil, political or trade developments.

We operate in three primary regions: Europe, Latin America and North America. Five of our seven mills are located outside the United States, including three in Brazil, one in France and one in Sweden. Adverse economic, civil or political developments, whether globally or in any of these regions, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Elevated, persistent global inflation has, and could continue to, increase our operating and input costs. Our ability to increase prices to offset those costs without reducing demand is constrained. Thus, inflation has and could further negatively impact our profitability. If an economic recession were to occur, it could reduce demand for our products, lower our capacity utilization and compress margins. Furthermore, significant inflation or a recession could negatively affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white collar employment levels, and overall consumer confidence, which also could reduce demand for our products.

Civil or political unrest, including military conflict, has the ability to disrupt the availability of, and increase the cost of, raw materials, energy, transportation and other inputs critical to our operations. Examples of conflicts and unrest that have in the past caused, and still have the potential to cause, these impacts are the war in Ukraine and armed conflicts (and related security concerns) in and near the Middle East. With respect to these specific examples, in 2025 they did not have a material adverse impact on us, but they could if they were to worsen and spread. We believe that, generally, our operations in Europe are at more risk than our operations elsewhere from the potential expansion of these conflicts, because geographic proximity to such conflicts elevates the risk of transportation network, energy and supply chain disruptions and related price increases.

Other unfavorable economic, political or civil conditions in the regions where we operate, such as strikes, lack of availability and high cost of credit, and fluctuations in the value of local currency versus the U.S. dollar, could adversely affect our costs and ability to manufacture and deliver our products to customers, obtain credit on favorable terms and maintain profit margins. Fluctuations in local currencies versus the U.S. dollar impact the translation of our results in Latin America and Europe into U.S. dollars, and, for example, in 2025 had a negative impact on our operating results.

We are exposed to risks from the imposition, expansion or removal of trade protection measures, including tariffs, anti-dumping or countervailing duties, governmental subsidies and tax incentives.

Trade policies that favor locally produced competing products, without providing comparable protection to our products, could place us at a competitive disadvantage, as could the elimination or reduction of trade protection measures that currently benefit our products. For example, our mills in Brazil have historically benefited from Brazil’s policies that favor Brazilian domestic producers. We cannot predict whether such policies will remain in effect, whether they will be modified or repealed, or whether future trade or industrial policies may adversely affect us. Any material change in these policies could reduce the competitive position or profitability of our operations in that region.

Increased trade friction between countries or disruptions to existing trade agreements have resulted, and may further result, in the imposition of protective trade measures such as tariffs. Tariffs also could disrupt the cross border flow and availability of raw materials, energy or finished goods, negatively affecting our supply chain and distribution capabilities. As of December 31, 2025, the United States has imposed tariffs on imported goods from various countries. Resulting changes in trade flows have introduced additional competing products into some countries where we sell, putting downward pressure on the pricing of our products. Also, the tariffs have increased, directly or indirectly, the costs of certain equipment and other goods that we purchase for our operations, constrained our ability to import and sell in the United States various products that we produce outside the United States, and caused, and could cause future, volatility in ocean shipping prices as demand for ocean transport increases or decreases in response to the tariffs’ impact on the volume of goods to be transported to and from affected areas. We cannot predict how long these impacts will continue or if new tariffs or other protective trade measures will be introduced in the future. Any new or increased tariffs or other protective trade measures could add to these impacts.

To offset increased costs resulting from tariffs or other protective trade measures, we may implement price increases, cost reductions and operational efficiencies, but we are limited in our ability to mitigate higher costs through price increases without decreasing demand for our products. The ultimate impact of continuing or new tariffs or other protective trade measures on our business is uncertain and depends on a number of factors, including which jurisdictions are affected by the tariffs or other measures, the scope and duration of the measures, the volume and nature of the goods affected, the extent to which we can pass any increased costs on to customers, changes in competitive dynamics resulting from the measures, and whether we obtain any competitive advantage from the measures and such advantage is sufficient to offset any higher costs we incur as a result of the measures.

We are exposed to risks associated with adverse climate and weather conditions and evolving climate-related regulations, obligations and stakeholder expectations.

Climate related physical conditions, including those typically associated with climate change, could disrupt our operations and supply chain and result in financial losses. If average temperatures increase, it may contribute to changes in weather patterns, including precipitation variability and more frequent or severe extreme weather events and natural disasters. Events such as hurricanes, tornadoes, hailstorms, wildfires, floods, droughts, heatwaves, snow, ice storms and lightening strikes could damage or destroy our facilities and other assets, interrupt operations, increase operating and repair costs and adversely affect demand for our products. If any such event were to damage infrastructure at our mills or disrupt water and energy availability, it could cause us reduced throughput, temporary shutdowns or costly repairs. For example, periodic drought conditions in Mogi Guaçu, Brazil have at times in the past reduced water flow needed for our mill operations there. In addition, our mills located near rivers are exposed to the risk of flooding that could significantly damage facilities. If severe enough, any of these types of events could result in a suspension of operations at a mill for an extended period or mill closure.

Our business relies on a steady and reliable supply of timber and other forest-based inputs. Reduced timber availability and quality and poor timber harvesting conditions can be caused by climate-related problems, such as the spread of pests or disease, increased drought, wildfires, altered growing seasons, flooding and other extreme weather. Any reduction in the availability, density or quality of virgin timber fiber could increase manufacturing costs or disrupt operations. For example, in Brazil, our owned and managed forestlands have been producing sub-optimal yields, partly due to weather events, of mature virgin fiber for our operations, and if there were additional adverse weather-related events affecting virgin timber availability in Brazil, it could further increase the costs we have been incurring to replenish trees on such forestlands (and, in the meantime, our costs to source virgin fiber from third parties). Drought conditions in Brazil in 2024 caused weather- and fire- related decreases in the supply of virgin fiber and thus inflated its cost, which inflation continued into 2025. While these events did not have a material impact in 2025, if we become unable to procure wood supplies in Brazil, or third party wood costs significantly elevate, or droughts increase in frequency or severity, then our wood fiber costs in Brazil would further increase. If adequate fiber supply could not be obtained, production at our Brazil mills could be reduced or interrupted.

Energy and fuel are critical to our manufacturing processes, our suppliers’ transportation of materials to us and our transportation of finished products to customers. Climate related disruptions of or constraints on energy and fuel sources could increase their costs, cause shortages or cause delivery disruptions. Such events could increase our manufacturing and logistics costs or require us to curtail or suspend operations.

Severe or unpredictable weather may disrupt our suppliers’ and customers’ operations, impair logistics networks, or reduce end market demand, which could increase our input costs, delay production or reduce sales volumes.

While we maintain disaster preparedness, response and business continuity plans, these measures may not fully mitigate the adverse effects of all climate-related events. Also, we may not be able to offset increased costs resulting from climate-related events through pricing or other measures. Attempts to pass such costs on to customers could reduce demand for our products and adversely affect our competitive position.

We are exposed to risks associated with climate-related regulatory developments. The introduction of carbon taxes or new or more stringent environmental regulations, such as those addressing GHG emissions, energy use or permitting requirements, could increase our compliance, monitoring, reporting or capital expenditure costs (references to “regulations” in these Risk Factors include all governmental and quasi-governmental requirements, including, without limitation, laws, rules, regulations, ordinances, governmental agency requirements and court orders). The scope, timing, and impact of future regulatory developments is uncertain and may vary by jurisdiction. See Item 1. Business – Environmental and Other Regulations for additional information. Compliance with evolving regulations could increase our administrative and compliance costs.

A public health crisis could adversely affect our operations and results.

If a public health crisis were to curtail business activities or result in the imposition of governmental restrictions on the general public or on business activities, or were to cause widespread illness among our or our customers’ or suppliers’ employees, it could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, a public health crisis could: reduce demand for our paper as a result of school and business closures and increased remote work among the general public; disrupt operations at our mills due to employee attrition, illness, quarantines, government actions or other restrictions; and cause labor shortages, supply chain disruptions and inflation that constrain our operations and increase our costs to operate.

Industry, Competition and Customer Risks

Paper and pulp supply and demand are cyclical and fluctuate, which can result in declines in our products’ prices.

The paper and pulp industry, including the demand for products like ours, is cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for our products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Also, the supply of paper and pulp products fluctuates, as changing industry conditions have and will continue to influence producers to idle or permanently close individual machines or entire mills or convert them to different products to offset a decline in demand. Any such closure by us would result in significant cash and non-cash charges. Some producers, to avoid substantial cash costs in connection with idling or closing a mill, may choose to continue operating at a loss, which could prolong weak pricing environments due to oversupply.

As a result of this cyclicality and fluctuation, prices for our products are driven by many factors outside of our control, and we have little influence over the timing and extent of price changes, which are often volatile. Our profitability with respect to our products depends significantly on managing our cost structure to the extent that we can, particularly wood fiber, chemicals, transportation and energy costs, which represent some of the largest components of our operating costs and which also can fluctuate based upon factors beyond our control. If the prices or demand for our paper or pulp products decline, or if wood fiber, chemicals, transportation or energy costs increase, or both, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Demand for the types of products that we sell is in a secular decline.

We rely heavily on the sale of paper products, an industry expected to continue experiencing a secular decline in demand. This may put pressure on our future revenue, profit margin and growth opportunities. The global demand for uncoated freesheet (“UFS”) decreased at 2.1% CAGR from 2019 to 2025 (which includes the COVID-19 pandemic’s atypical impact in 2020 of a 10.2% decline year-over-year) and 1.1% CAGR from 2021 (the year we became a public company) to 2025, based on third party RISI industry data reporting as of December 2025. This secular decline in demand is due in large part to competing technologies and materials, including the increased use of e-mail, messaging and other electronic forms of communication, increased and permanent product substitution, including less print advertising, more electronic billing, more e-commerce, fewer catalogs and a reduced volume of mail. This decline can have a material adverse effect on our business, financial condition, results of operations and cash flows as the use of non-paper alternatives continues to grow. Demand for paper products is likely to decline further.

Our products face strong competition as commodities and from industry consolidation.

We operate in a competitive environment in Europe, Latin America and North America. Most of our products are commodities that are available from other producers. We believe our brand recognition and service levels impact the demand for our products, but because commodity products have few other distinguishing qualities from producer to producer, competition for these products is significantly based on price, which is determined by supply relative to demand. The overall levels of demand for the products that we manufacture, and consequently our sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions and competition, including from electronic substitution. Additionally, product innovations, manufacturing and operating efficiencies, and marketing, distribution and pricing strategies pursued or achieved by our competitors could reduce demand for our products and place downward pressure on our pricing.

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

We rely significantly on a few customers and are exposed to risks associated with their financial viability and consolidations.

We rely on a small number of significant customers. If we were to lose one or more of such customers, it could have a material adverse effect on our sales and profitability. Our top ten customers represent approximately 41% of our net sales, including one customer that represents approximately 15% of our net sales; see Note 15 Financial Information by Business Segment and Geographic Area to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Generally, our customers are not contractually required to purchase any product minimums from us. We are exposed to the risk that our customers might purchase our products in significantly lower quantities than they have in the past. We are also exposed to risks associated with the ability of our customers to meet their financial obligations to us. The financial viability of our customers is key to maintaining our sales to those customers and their ability to pay for those sales. Any threat to the financial viability of our customers could result in the reduction, delay or cancellation of customer orders and their ability to pay their outstanding receivables with us.

In addition, consolidation among our customers could result in changes to their purchasing habits and volumes and could affect our relationship with them. If one of our competitors’ customers acquires any of our customers, we could lose that business, which could have a material adverse impact on our business and financial results if the acquired customer were one of our primary customers. Additionally, as our customers become larger and more concentrated, they could exert pricing pressure on all suppliers, including us. As a result, we could be forced to reduce the prices of our products.

Operational and Supply Chain Risks

Increased costs or decreased availability of raw materials and energy could adversely affect our business.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, caustic soda, starch and water) and energy sources (principally biomass, natural gas, electricity and fuel oil) to manufacture our products. Our profitability has been, and will continue to be, affected by changes in the cost and availability of the raw materials and energy sources we use, including inflation that we experienced in 2025. Future inflation in the costs of and decreases in the availability of raw materials and energy is not within our control and could increase our costs of production and slow or stop our production.

We rely on a steady supply of quality virgin wood fiber for our products. The market price of virgin wood fiber varies based upon demand, availability, source, and the costs of labor and the fuels used in harvesting and transporting the fiber. The cost and availability of wood fiber can also be affected by weather, climate variations, natural disasters, general logging conditions, geography, human activity and regulatory activity. An example of regulatory activity that has the potential to decrease the supply of wood fiber available to us are carbon sequestration regulations. Such regulations limit the availability of forestlands for harvest and could increase our cost of wood fiber and potentially create shortages having an impact on our operations. In particular, the EUDR in the European Union, which will become effective on December 30, 2026, prevents companies trading in certain goods and products derived from such goods, such as paper, from selling those products in Europe unless they conduct extensive diligence on the value chain to ensure that the products do not result from recent deforestation, forest degradation or breaches of local regulations. The EUDR could decrease the volume of wood supplied in the European Union and increase prices there for wood generally.

Also in Europe, there is a heightened level of sensitivity in the pricing and availability of raw materials and energy from the geopolitical conflicts in Europe and in and near the Middle East. We cannot predict whether these geopolitical conflicts will cause future increases in the costs of raw materials and energy for our mills, particularly our mills in Sweden and France.

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

Disruptions at our facilities or in transportation and logistics could increase our costs and impair our ability to operate and serve customers.

Our business depends on the continuous and efficient operation of our manufacturing facilities, the reliable performance of the equipment within those facilities, and the ability to process and fill customer orders. A material disruption at our corporate headquarters or at any of our mills -- whether affecting an entire facility, operations at multiple facilities, or one or more key machines -- could interrupt production, delay product deliveries, limit our ability to meet customer demand, and reduce sales.

Our facilities or equipment could experience unexpected downtime or cease operations as a result of a variety of events. Examples are natural disasters or severe weather; disruptions to water, energy or other utility supplies; shortages of raw materials, such as wood fiber, and other critical inputs; interruptions in transportation infrastructure (including roads, bridges, railways or ports); unscheduled maintenance outages; equipment failures or damage to paper‑making or other important equipment; prolonged power outages; or information technology or operational technology system failures, including those resulting from cybersecurity incidents affecting us or third parties with whom we do business. In addition, spills or releases of chemicals or other hazardous substances, explosions or damage involving boilers or other equipment, or damage caused by third parties operating on or near our facilities could result in shutdowns, repairs or corrective or punitive regulator actions.

Disruptions may also result from other third-party events that impact us, such as failures or delays by our third‑party service providers or a business partner’s labor disputes or workforce availability issues, or regulations or governmental action applicable to our or our business partners’ businesses. The frequency, severity or duration of any such disruptions could affect our production volumes, increase operating or repair costs, cause missed deliveries or require capital expenditures to restore operations. While we maintain maintenance programs, contingency plans and insurance coverage for certain risks, these measures may not prevent all disruptions or fully offset their financial impact.

We rely on third parties for transport, including by rail, truck and ship, of materials that we purchase for our operations and products that we deliver to customers. If a transporter does not deliver materials to us in a timely manner, we could experience delays in our ability to manufacture products and be unable to meet customer demand. If a transporter does not deliver our products to customers in a timely manner, it could result in additional costs to us to remedy the untimely deliveries and a potential loss of business with affected customers. If any of our transportation providers were to cease operations or cease doing business with us, we could be unable to replace them at a reasonable cost. If the availability of transportation by rail, truck or ship were to become constrained, it could cause inflationary pressure on the prices charged by our transportation providers, increasing our costs to produce and deliver our product to customers. In 2025, transportation markets remained relatively stable and we did not experience any material increased transportation costs or disruptions, but we cannot predict whether this stability will continue. Any of the circumstances described in this paragraph could cause us increased supply chain costs, increased costs to supply customers and loss of customers.

Failures or security breaches of our information technology systems could disrupt our operations, harm our business and result in regulatory non-compliance.

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

Although in 2025 we did not experience any significant breaches of our information technology systems from cybersecurity attacks, we cannot be certain that the security measures we maintain to protect our information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism or security breaches from known or future cyber-attacks. We expect cyber-attacks to continue to increase in sophistication and frequency for a number of reasons, including increases in technology-based products and services used by us and our customers, the growing use of mobile, cloud, and other emerging technologies such as artificial intelligence, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. If a cyber-attack against us successfully resulted in network, system, application or data breaches, it could cause us harm, including, but not limited to, interruption of our systems’ availability, cyber criminals’ misuse of our applications, our inability to access applications required for our operations (such that we may be delayed or unable to source materials, manufacture and ship finished goods and account for orders and deliveries), theft of our intellectual property and trade secrets, inappropriate disclosure of confidential company, employee, customer and vendor information, including disclosures in violation of laws, including privacy laws, and our contractual obligations. The loss to us could be significant, including financial losses resulting from remediating damages to our systems, loss from our inability to operate or delays in our operations, lost sales, negative publicity, litigation and government penalties. As a result, such incidents could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Labor disputes could disrupt our operations and increase our labor and operating costs.

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

Our business depends on our ability to attract, retain and develop skilled employees and management.

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

Many employees at our mills are near retirement. When they retire, we will lose operators and other members of our skilled workforce with 30+ years’ experience, and many of the employees replacing them will have much less tenure. This is due to a large extent on workforce preferences; that is, employee interest in manufacturing jobs with shifts covering 24 hours, seven days per week, has declined, and employees also are more open to voluntarily leaving their positions and having multiple employers over their career than was historically the case in our industry. We provide our employees with training programs that target the skills needed for their positions, but it is difficult to replace the years of experience our retiring operators and skilled workforce possessed. Although the labor market generally is not as tight as it was a few years ago, it does remain tight for labor with the specialized technical and trade skills and experience needed for manufacturing operations at our mill locations. These factors drive up our cost of labor and, further, there is no guarantee that we will be able to attract and retain the skilled employees needed to successfully operate our business in the future.

Loss of the services of any members of our senior management team or other key or skilled employees without a suitable transition, or significant attrition in our workforce and retirements as our workforce ages combined with failure to attract and retain qualified persons to serve in those positions, could have a material adverse effect on our business and business prospects.

Legal Risks

Environmental regulations could result in significant compliance costs, operational constraints and liabilities for non-compliance.

We are subject to extensive environmental regulation (including laws, rules, regulations and other governmental requirements) in the jurisdictions in which we operate -- Europe, Latin America and North America. Such regulations govern, among other things, air emissions, water discharges, waste management, land use and remediation obligations. Environmental regulations continue to evolve, and regulatory authorities may adopt or more actively enforce environmental regulations, including those affecting air quality, water use and quality, emissions, permitting, reporting or facility operations. Compliance with existing environmental requirements, or with new or more stringent standards that may be adopted, could increase our operating and capital costs or restrict certain aspects of our manufacturing operations.

We have incurred, and expect that we will continue to incur, significant costs complying with applicable environmental regulations, including expenditures related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater.

We anticipate continued or increased activity by local, state, federal and international regulators regarding environmental matters and policies affecting our operations. Changes in regulatory frameworks or enforcement practices could require us to modify or install additional controls, make capital investments, change operating practices, obtain permits or take other required actions. In certain circumstances, compliance obligations could result in production constraints, temporary shutdowns or the curtailment of operations at facilities.

We are required to comply with multiple environmental permits in the jurisdictions where we manufacture paper, including permits imposing performance-based requirements for effluent and air emissions. For example, in the United States, federal, state and local regulations require us to routinely obtain authorizations from and comply with evolving permit terms over which governmental authorities have considerable discretion. If we cannot maintain or renew existing permits, it could materially adversely affect our business.

As the owner and operator of real property, we may be liable for investigation, cleanup, closure and other costs and damages resulting from hazardous substances on, or released from, our properties or operations, including properties that we no longer own or operate. For example, at our Mogi Guaçu mill in Brazil, we are working with environmental regulators to establish the work necessary to address historic contamination on areas owned near the mill. See Note 11 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

We are subject to sustainability regulations, such as the EUDR in the European Union, which will become effective on December 30, 2026, and EPR regulations in various European countries, Canadian provinces and states in the United States that increase our costs of operating and, if we fail to be fully compliant, could result in fines, penalties and reputational harm.

We may be subject to liabilities, fines, penalties or other enforcement actions, as well as third-party litigation, arising from alleged violations of current or future environmental regulations, permits or other regulatory requirements, including obligations relating to cleanup, remediation or other corrective actions at our facilities or sites for which we may be responsible. The cost of compliance, remediation or other corrective action, litigation or penalties associated with environmental matters could be material. The amount and timing of environmental expenditures is difficult to predict. In some cases, liability may be imposed without regard to contribution or whether we knew of or caused the environmental issue. Liability could exceed forecasted amounts or the value of the property itself. There can be no assurance that our existing reserves for specific matters will be adequate to cover our future costs.

For more information about risks related to environmental regulations and governmental requirements, see Item 1. Business – Environmental and Other Regulations.

Compliance with a broad range of complex and changing regulations could increase our costs or limit our operations, and failure to comply could result in liabilities and harm our business.

In addition to environmental regulations, our operations are subject to a wide range of other regulations and governmental requirements in the jurisdictions in which we operate, including Europe, Latin America and North America. These requirements relate to, among other areas, health and safety, labor and employment, data privacy and cybersecurity, taxation, antitrust and competition, trade and customs and other regulatory matters. Changes in these regulations, or in their interpretation or enforcement, could require us to modify certain operations and incur additional costs to maintain compliance, including costs to modify policies, processes, systems and controls, and to enhance monitoring and reporting capabilities. Regulatory authorities may also interpret applicable regulations in ways that differ from our interpretations or expectations. If our efforts to comply with existing or future regulations are deemed inadequate, we could be subject to investigations, enforcement actions, remediation obligations, fines or penalties, criminal prosecution, private litigation and restrictions on our operations.

Compliance obligations in certain regulatory areas are complex and actively evolving. For example, we are subject to data‑protection and privacy regulations in multiple jurisdictions, including the European Union’s General Data Protection Regulation (“GDPR”), Brazil’s Lei Geral de Proteção de Dados Pessoais (“LGPD”), and state‑level privacy regulations in the United States, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA/CPRA”). These regulations impose requirements related to the collection, use, processing, storage, security and transfer of personal data, and provide regulators with enforcement authority that includes the ability to impose significant fines and other remedies for noncompliance. There is no assurance that our security controls over personal data, our training of employees and vendors on data privacy and data security and our policies, procedures and practices will prevent the improper disclosure of personal data in violation of current or future data protection and privacy regulations.

We are subject to income, payroll, indirect and other taxes in the jurisdictions in which we operate. These regulations are complex and subject to interpretation and change, and administrative guidance may be incomplete or applied inconsistently by taxing authorities. As a result, the application of certain tax regulations to our business is uncertain, and tax authorities may challenge our interpretations, positions or methodologies.

We are regularly subject to audits, examinations, and inquiries by tax authorities in multiple jurisdictions, particularly Brazil. Although we believe our tax positions are appropriate and are reported in accordance with applicable regulations, tax authorities could reach different conclusions. Adverse outcomes from tax audits, litigation or changes in regulation or interpretation could result in additional tax liabilities, higher effective tax rates, interest, penalties or other charges, some of which could be material. We are currently involved in ongoing tax controversy matters, including a dispute in Brazil relating to the deductibility of goodwill amortization arising from a 2007 acquisition by our Brazilian subsidiary, Sylvamo do Brasil Ltda. Assessments for the tax years 2007 through 2015 total approximately $106 million in tax and $289 million in interest, penalties and fees, which increased in 2025 due to currency fluctuations. We would share liability in this matter with our former parent, International Paper, pursuant to a tax matters agreement entered into in connection with our spin-off from International Paper in 2021 (the “Tax Matters Agreement”). Although Sylvamo do Brasil Ltda. prevailed in October 2024 in Brazilian federal court proceedings covering approximately two‑thirds of the disputed amounts, the Brazilian tax authorities have appealed the favorable ruling. The remaining one-third of the assessments is also under active challenge. A ruling at the Brazilian administrative court level in November 2025 upheld this one-third of the assessments, and Sylvamo do Brasil Ltda. filed a defense against the upheld assessments in the Brazilian federal court system in January 2026. A description of this matter is set forth in Note 10 Income Taxes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K. The outcome and timing of the Brazil Tax Dispute and other tax matters are uncertain and could extend for many years.

We maintain defined benefit pension plans for some current and former employees in the United States and United Kingdom, along with immaterial plans in certain other jurisdictions. These plans are subject to extensive and evolving regulations and regulatory interpretations. Changes in applicable pension requirements, or in how existing requirements are interpreted or enforced, could increase our compliance obligations, funding requirements or administrative costs. Developments in the United Kingdom have introduced uncertainty regarding our historical pension plan amendments. A 2024 U.K. court decision (Virgin Media Ltd v. NTL Pension Trustees II) held that certain pension plan amendments dating back to the late 1990s were invalid because statutory notification and actuarial confirmation requirements were not properly followed. As a result of this decision, U.K. pension plans generally, including our U.K. pension plan, may face the risk that historical amendments could be deemed void if required statutory processes were not properly completed or adequately documented. If one or more amendments were determined to be invalid, we could be required to reassess past benefit calculations and make backdated benefit payments to plan members. Any such outcome could result in a material increase in our U.K. pension plan liabilities and require increased contributions or additional funding. The timing, scope and financial impact on us of any required remedial actions or increased funding obligations are uncertain.

We are subject to anti‑corruption and anti‑bribery regulations in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, France’s Sapin II Act, and similar regulations in other countries. These regulations generally prohibit us and our directors, officers, employees, agents and business partners acting on our behalf from offering, promising, authorizing or providing improper payments or things of value to government officials or others for the purpose of influencing official actions, obtaining or retaining business or securing other improper advantages. We are also subject to regimes for economic and trade sanctions, export controls and other restrictions administered or enforced by governmental authorities, including the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations and other applicable authorities. These regimes restrict or prohibit transactions with certain persons, countries or regions and impose complex compliance obligations that may change over time.

Because we operate internationally and work with third‑party agents, distributors, suppliers and other business partners, we are exposed to the risk that our employees or third parties may violate, or be alleged to have violated, applicable anti‑corruption or sanctions regulations, even if such conduct was not authorized by us. We have implemented policies, procedures, training and internal controls designed to promote compliance with applicable anti‑corruption and sanctions regulations. However, these measures may not prevent all violations, and we may not be able to detect improper conduct or third‑party non‑compliance in a timely manner. Violations or alleged violations could result in expensive and disruptive investigations or enforcement actions by authorities in the U.S. or other jurisdictions, require significant management time and resources, and lead to criminal or civil fines or penalties, disgorgement, sanctions, injunctions, exclusions from government contracts or other remedial measures.

Failure to protect our intellectual property or defend against infringement claims could harm our business.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret regulations to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would require a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other companies in our industry. In addition, we have a license from HP Inc. for the right to produce and sell HP branded copy paper in almost all geographies globally. If we were to lose such license, our production volumes could decline and our business could be materially adversely affected.

Furthermore, third parties could claim that we (i) infringed their patent, trademark or copyright, (ii) breached patent, trademark or copyright license usage rights or (iii) misappropriated trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business.

Strategic and Transaction Risks

We may not achieve expected benefits from strategic capital investments or transactions.

Our business strategy includes investing capital in our company’s assets expected to produce the highest returns on investment. Additionally, in the future, we could determine to pursue strategic acquisitions, joint ventures, divestitures or other transactions. The benefits of strategic investments and transactions potentially include cost savings, business growth, synergies and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of assets to purchasers who place high strategic value on such assets. We may not achieve the expected benefits associated with an investment or transaction. In addition, if we were to pursue a corporate transaction, we would face a number of other special risks, such as diversion of management’s attention to the transaction, failure to integrate an acquired business into our operations, significant demands on our financial, operational and information technology systems resulting from an acquired business, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions. Realization of any of these risks could have an adverse financial impact on us, including the failure to achieve the expected benefits of a transaction could require us to record an impairment charge for goodwill or fixed assets.

Transactions involving our Brazil eucalyptus forest plantations are subject to the terms of an agreement between us and International Paper. Except for certain exceptions for immaterial transfers, if any portion of the Brazil eucalyptus forest plantations owned by Sylvamo as of October 1, 2021 are directly or indirectly transferred, the Company will be required to make a payment to International Paper. The payment amount starts at a maximum of $100 million, reduced in increments over time starting September 1, 2026, as set forth in the First Amendment to the Brazil Payment Agreement, which was entered into between affiliates of the Company and International Paper in October 2025. For these purposes, a transfer will include any sale, pledge or transfer of any legal or beneficial interest in the Brazil lands, including any grant of an option or other right or interest or entry into any contract that would result in a reduction or diminution of Sylvamo’s economic ownership in the Brazil lands. A change of control of Sylvamo would also result in the payment becoming due and payable. As a result, we would not realize the full value of any transfer of the Brazil eucalyptus forest plantations, which may make any such transaction less attractive to us, and the provision requiring payment upon a change in control of Sylvamo would be a pricing consideration in any potential strategic transaction.

If the transaction separating us from International Paper in 2021 fails to qualify for non-recognition treatment for U.S. tax purposes, it could result in significant tax liabilities.

Our separation spin-off from International Paper (the “Separation Transaction”) was generally deemed tax-free. However, until the fifth anniversary of the Separation Transaction on October 1, 2026, or later until any audit of International Paper’s 2021 tax year is closed, the U.S. Internal Revenue Service (the “IRS”) with court confirmation could determine that the Separation Transaction did not qualify for such treatment. If the IRS ultimately determines, and a court confirms, that any aspect of the Separation Transaction is taxable, then (i) International Paper could incur significant U.S. federal income tax liabilities and/or (ii) International Paper shareholders that received Sylvamo stock in the distribution could be required to include taxable income or gain with respect to their receipt of Sylvamo stock. Sylvamo may be required to indemnify International Paper for such tax liability in certain circumstances, pursuant to the Tax Matters Agreement with International Paper.

We have ongoing potential liabilities in connection with our 2021 separation from International Paper.

Pursuant to various agreements entered into by us and International Paper in connection with the Separation Transaction, we and International Paper have indemnity obligations to each other with respect to certain liabilities. Payments that we may be required to make under our indemnity of International Paper are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the Tax Matters Agreement. Also, we may incur significant costs related to environmental liabilities that may arise at our mills, or other sites that were not owned by International Paper at the time of separation but were primarily operated or used by International Paper’s former printing papers business. Furthermore, third parties could seek to hold us responsible for any of the liabilities that International Paper agreed to retain. Indemnities from International Paper may not be sufficient to protect us against the full amount of such liabilities if, for example, International Paper is not able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from International Paper amounts for which we are indemnified by it, we may be temporarily required to bear these losses ourselves, requiring us to divert cash that would otherwise have been used in furtherance of our operating business.

Financial Risks

Our operations require substantial capital, and significant capital investments could negatively affect our cash flows.

Our operations require substantial capital. We make capital investments, sometimes substantial, primarily to expand and replace existing facilities and equipment, improve our operations, and comply with changes in environmental regulations. Key pieces of equipment in our various manufacturing facilities may, perhaps unexpectedly, need to be repaired or replaced. Increased fixed costs from capital investments or large one-time capital investments could negatively affect our cash flows. In 2026, we will make significant capital investments to enhance and upgrade our manufacturing operations, including a large capital project at our Eastover, South Carolina, mill. We expect our capital spend in 2026 for all of our mills to be between approximately $230 and $250 million. We expect our capital investments to result in favorable returns, but there is no guarantee that they will have the levels of return that we expect.

We may be required to recognize impairments of goodwill or other intangible assets.

We review our goodwill balance for impairment at least once a year using the qualitative assessment and, when necessary, the quantitative goodwill impairment test allowed in accordance with current accounting standards. Future changes in the cost of capital, expected cash flows, or other factors could cause our goodwill and other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of the impairment. As of December 31, 2025, we recorded a goodwill impairment charge of $11 million for our France reporting unit, as described in Note 9 Goodwill to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K. In addition, changes in our business strategy or external conditions adversely affecting our operations could require an impairment charge for goodwill or intangibles. An impairment charge leads to decreased assets and reduced net operating results and, potentially, a material adverse effect on our results of operations.

Pension plan investment performance and actuarial changes could adversely affect our financial results and cash flows.

We sponsor various defined benefit pension plans in the U.S. and U.K. The assets of the pension plans are diversified in an attempt to mitigate the risk of a large loss. Required funding for our U.S. defined benefit pension plan is determined in accordance with guidelines set forth in the federal Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the U.K. pension plan is funded in accordance with local statutes or practice. Additional contributions to enhance the funded status of the pension plans can be made at our discretion.

As of December 31, 2025, the Sylvamo U.S. and U.K. pension plans were fully funded with respect to statutory requirements. However, if underfunding were to exist in the future, we may be required to make contributions to reduce the underfunding. There can be no assurance that the value of the pension plan assets, or the investment returns on those plan assets, will be sufficient to retain the current percentage funding levels and meet the future benefit obligations of such plans. Particularly during periods of adverse market conditions and declining interest rates, we may be required to make additional cash contributions to the pension plans that could reduce our financial flexibility. Changes in plan demographics, including an increase in the number of retirements or increases in life expectancy assumptions, may also increase the costs and funding requirements of the plans. Additionally, interpretations of or changes in regulations applicable to our U.S. or U.K. pension plan could cause us to have to increase funding of the plan; for example, see the disclosure concerning our U.K. pension plan under the Risk Factors heading “Compliance with a broad range of complex and changing regulations could increase our costs or limit our operations, and failure to comply could result in liabilities and harm our business.”

Our indebtedness could constrain our business and use of cash, and a default under our debt agreements could adversely impact our business.

We have outstanding indebtedness that includes the following amounts as of December 31, 2025: a revolving credit facility with $67 million outstanding; a Term Loan A maturing in 2029 with $208 million outstanding; a Term Loan F maturing in 2027 with $257 million outstanding; a Term Loan F‑2 maturing in 2031 with $220 million outstanding; and an accounts receivable finance facility maturing in 2027 with $90 million outstanding.

Although we have significantly reduced our indebtedness over the past few years, our indebtedness nonetheless could adversely affect us, such as by necessitating cash to be used for debt service instead of for other business objectives. To the extent our borrowings are subject to variable interest rates, increases in interest rates would further increase our interest expense. Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. There is no assurance that we will maintain a level of cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

Additionally, the agreements governing our indebtedness contain restrictive covenants that limit our ability to conduct our business, including certain limitations on our ability to dispose of assets and the use of the proceeds from those dispositions, certain requirements that we use the proceeds from future incurrences of debt or issuances of equity to repay existing indebtedness, and limit our ability to incur additional indebtedness. We may not be able to consummate dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Equity and Capital Market Risks

Dividends and share repurchases are subject to board discretion and may be reduced or discontinued.

Since 2022, we have paid quarterly dividends and have been opportunistically repurchasing shares of our common stock. Our continued declaration and payment of quarterly dividends, continued repurchases of shares, and institution of any other return of cash to our shareholders, including payment of any special dividends, will nonetheless be at the discretion of our board of directors and will depend on many factors, including our earnings, financial condition and results of operations, capital requirements, level of indebtedness, covenants contained within our debt agreements, contractual restrictions with respect to payment of dividends and the repurchase of shares, ability to obtain cash or other assets from our subsidiaries, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. As of December 31, 2025, we have repurchased $300 million of the total $450 million currently authorized by our board of directors for repurchases of our common stock. Any repurchases in excess of the remaining amount authorized for repurchases would require further authorization by our board of directors.

Among the covenants in our debt agreements, prior to the Brazil Tax Dispute (as defined in this Form 10-K) being resolved, if we do not maintain the minimum level of liquidity specified in such agreements, or, if there are adverse rulings in the Brazil Tax Dispute and we do not maintain the specified minimum level of liquidity and deposit $60 million into escrow, then we would be limited in the amount of “restricted payments,” including dividends and share repurchases, that we may make while our indebtedness remains outstanding.

There can be no assurance that we will continue to pay dividends or repurchase shares of our common stock in the future. Therefore, the success of an investment in shares of our common stock may in the future depend only upon any future appreciation in their value. Shares of our common stock lost value in 2025, and could further lose value.

Future issuances of securities could rank senior to our common stock, dilute shareholders or adversely affect our common stock’s value.

In the future, we may decide to issue senior or subordinated debt securities or preferred stock or other equity securities that rank senior to our common stock, including, without limitation, to finance ongoing operations or as consideration for future strategic investments or transactions. Also, we grant stock-based equity awards to our directors and certain officers and other employees as partial compensation for their services for us. Such potential future issuances may, and our ongoing awards of stock-based compensation will, dilute our other shareholders’ equity ownership of us.

The instruments governing securities that we issue in the future may include covenants restricting our operating flexibility and ability to pay dividends and make other distributions to our shareholders. Additionally, any convertible or exchangeable securities issued in the future could have rights, preferences and privileges more favorable than those of our common stock and could result in dilution to owners of our common stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Thus, holders of our common stock will bear the risk of our future issuances reducing the market price of our common stock and diluting the value of their common stock holdings in us.

Sale of a substantial number of shares of our common stock could cause its market price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales (or the possibility that these sales may occur), or speculation that a holder of a large number of shares of our common stock intends to sell its shares, could reduce the market price of our common stock. Our two largest shareholders have reported, on Schedule 13Ds filed with the SEC, ownership of approximately 16% and 15%, respectively, of our outstanding common stock.

Actions of activist shareholders could increase our costs, divert management attention and resources, adversely affect our business and cause volatility in our stock price.

We may be the subject of activity by activist shareholders. Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our business plans. We may not be able or willing to respond to the activist shareholder’s requests, which could result in a proxy contest or other actions by the shareholder and disrupt our operations. Activist campaigns could create perceived uncertainties as to the future direction of the Company, its leadership and strategic plans and result in lost potential business opportunities, harm our ability to attract qualified personnel and business partners and cause us to incur associated legal, financial advisory and other costs. Any activist shareholder activity, the expectation of such activity or the mere presence of an activist shareholder among our investor base could cause periods of significant volatility in the market price for our common stock.

Governance Risks

Anti-takeover provisions in our governing documents and a shareholder rights plan adopted in 2025 may discourage, delay or prevent a change of control of our company.

Our certificate of incorporation and bylaws contain certain provisions that may discourage, delay or prevent a change in our management or change of control, including that they, collectively: authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office; prohibit shareholder action by written consent, thereby requiring all actions to be taken at a meeting of the shareholders; and establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our shareholders.

Additionally, in November 2025, we adopted a shareholder rights plan, pursuant to which we issued a dividend of one preferred share purchase right (a “Right”) for each share of our common stock then outstanding. In the event of certain takeover events not authorized by our board of directors, the holders of Rights may purchase additional shares of preferred stock at a discount, diluting the ownership stake of any potential acquirer and making a takeover more expensive and difficult.

These provisions in our certificate of incorporation and bylaws and the Rights could prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Their impact that delays, deters, renders more difficult or prevents a change in our control in a takeover attempt may not be in the best interests of our shareholders. Even in the absence of a takeover attempt, the existence of these provisions and the Rights could adversely affect the prevailing market price of our common stock if their impact is perceived by investors as detrimental. Also, they could make it more difficult for shareholders to replace or remove our management and thus facilitate management entrenchment.

An exclusive forum provision in our Certificate of Incorporation may limit shareholders’ ability to bring claims in some forums.

Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for derivative actions, claims for breach of fiduciary duty, claims arising under the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or bylaws, or other claims governed by the internal affairs doctrine. In addition, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for claims arising under the Securities Act of 1933, the Securities Exchange Act of 1934, and the rules and regulations thereunder. These forum selection provisions may limit a stockholder’s ability to bring certain claims against the Company, or against current or former directors, officers or other shareholders, in a judicial forum that the shareholder perceives to be favorable and may discourage litigation with respect to such claims. If a court were to find any portion of these provisions inapplicable or unenforceable, we could incur additional costs associated with resolving such matters in other jurisdictions.

Our certificate of incorporation limits the liability of our directors and officers.

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

The principal effect of the limitation on liability provision is that a shareholder cannot prosecute an action for monetary damages against a director or officer unless the shareholder is able to demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any shareholder’s rights to seek non-monetary relief, such as an injunction or rescission. These provisions do not alter a director’s or officer’s liability under federal securities laws. This limitation on liability could discourage or deter shareholders or management from bringing a lawsuit against directors or officers for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our shareholders.

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

We have adopted cybersecurity control principles based on the National Institute of Standards and Technology Cybersecurity Framework (NIST), the Center for Internet Security (CIS) and ISO 27001. Further, our cybersecurity controls are designed to comply with applicable laws concerning protection of private information, including the EU General Data Protection Regulation (GDPR), Brazil’s Lei General de Proteção de Dados Pessoais (LGPD) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA/CPRA).

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

Our IT systems are accessible by our employees and certain third parties as necessary and appropriate to perform services for or otherwise do business with us. We strictly limit access to our IT systems, including using authentication controls and conducting real-time monitoring of access.

We address the cybersecurity threat risk posed by employees and third parties with access to our IT systems, including integrating cybersecurity risk management into the culture of our organization by: maintaining policies addressing various aspects of security necessary to protect our IT assets and data; requiring cybersecurity awareness and training programs for persons with access to our IT systems to build their cybersecurity skills and knowledge; consistent messaging to our employees (including from our top leadership) of the importance of managing cybersecurity risk, participating in our cybersecurity training and following our cybersecurity policies; routinely testing responses by our employees to mock efforts to breach our cybersecurity protections; and policies and procedures to follow in the event a cyber breach were to occur at the Company, including in response to the breach and to evaluate the level and materiality of the breach.

We partner with and build relationships with third parties who have access to our IT systems to support an overall ecosystem around cybersecurity that we believe helps reduce third party cybersecurity risk affecting our level of cybersecurity risk. We assess cybersecurity risk from our suppliers and service providers and have in place oversight processes to identify and manage such risks, including having systems that constantly monitor each third party with access to our systems and that allow such third parties to see and resolve their risks while we continue to monitor. Our processes to protect against third party cybersecurity risk are cross-functional and form part of our enterprise risk management program, and they are supported by our security, compliance and sourcing organizations. We require suppliers and service providers identified as potential cybersecurity risks to adopt security-control principles based on NIST or similar global standards, and our form contracts for them include provisions drafted to reduce the cybersecurity risk that they may pose for us. We obtain various Service Organization Control 1 and 2 reports from third parties relating to physical security, information security, account administration, transactional processing and reconciliation, client reporting and layers of electronic security controls. Notwithstanding our cybersecurity controls that cover third parties, because it is more difficult to control and mitigate risk associated with third parties than risk internal to our own organization, we believe that these relationships with third parties create additional exposure to cyber risk.

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

Furthermore, our approach to improving readiness for potential cybersecurity breaches is designed to be integrated and coordinated among all aspects of the cybersecurity incident management lifecycle, including assessing and consistently working to improve our site-level emergency response, our technology and cyber incident response, our executive-level crisis management, our business and operational continuity, our IT resilience and our disaster recovery. These efforts also take into account and balance against cybersecurity risk our Company’s business needs and operations, and to inform ourselves in conducting this balancing, we obtain input from appropriate employees from our affected business operations, enterprise risk management, business continuity, business operations, information technology and cybersecurity organizations.

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

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, there is no guarantee that our cybersecurity program will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, legal or financial impacts that may result. We have experienced cybersecurity incidents in the past that were not material, but future incidents could have a material impact on our business strategy, results of operations, financial condition, cash flows and reputation. See “Failures or security breaches of our information technology systems could disrupt our operations, harm our business and result in regulatory non-compliance” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

ITEM 2. PROPERTIES

FORESTLANDS

As of December 31, 2025, the Company owned or managed approximately 250,000 acres of forestlands in Brazil. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (“CERFLOR”) and the Forest Stewardship Council (“FSC”). As of October 17, 2025, a third party estimated the fair value of our owned forestlands at 4.9 billion reais (approximately $900 million converted using the December 31, 2025 exchange rate).

MILLS AND PLANTS

Our portfolio of properties spans three continents and includes six vertically-integrated mills and one non-integrated mill with an aggregate annual paper and pulp production capacity of 3.3 million short tons. We have two mills in our North America segment in the United States (Ticonderoga, New York and Eastover, South Carolina), three mills in our Latin America segment in Brazil (Três Lagoas, Mato Grosso do Sul, and Luís Antônio and Mogi Guaçu, São Paulo), and two mills in our Europe segment (Saillat, France and Nymölla, Sweden). Also, our paper manufacturing operations have historically been supported by an offtake agreement with International Paper for paper production at the North American Riverdale, Alabama, mill with annual capacity of 350,000 short tons of uncoated freesheet. In October 2025, we agreed with International Paper that supply under the offtake agreement will wind down after April 30, 2026 and terminate on May 30, 2026. A listing of our production facilities by segment can be found in Appendix I hereto, which is incorporated herein by reference.

CAPITAL INVESTMENTS AND DISPOSITIONS

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. A discussion about the level of planned investments for 2026 is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in legal proceedings arising from time to time in the ordinary course of business. The Company is not involved in any legal proceedings, individually or in the aggregate, that we expect to result in a material adverse effect upon our financial condition or results of operations. See Note 10 Income Taxes and Note 11 Commitments and Contingent Liabilities of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which notes are incorporated into this Item 3, Legal Proceedings, by reference.

Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions, unless we reasonably believe the monetary sanctions will not equal or exceed a threshold of $1 million (which is the threshold we elected to use as permitted by this regulation). The environmental matters set forth in Note 11 Commitments and Contingent Liabilities to the Consolidated Financial Statements included in Item 8 in this Annual Report on 10-K are disclosed in accordance with such requirement and incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY

The Company’s common stock is traded on the New York Stock Exchange (NYSE: SLVM). As of February 13, 2026, there were approximately 4,640 record holders of common stock of the Company. This number does not include an indeterminate number of “street” holders whose shares of common stock of the Company are held of record by banks, brokers and other financial institutions.

Our Board of Directors approved a quarterly cash dividend of $0.45 per share of the Company’s common stock payable for each of the four quarters during 2025. We expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each dividend payment (regular or special) is subject to review and approval by our Board of Directors in its sole discretion. Our ability to pay dividends is, and in the future will continue to be, dependent on the then existing conditions, including our financial condition, results of operations, capital requirements, legal and contractual limitations (including covenants in our agreements governing our indebtedness) and other factors our Board of Directors deems relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October 1, 2025 - October 31, 2025	399	$44.22	—	$150
November 1, 2025 - November 30, 2025	1,731	$40.60	—	$150
December 1, 2025 - December 31, 2025	774	$47.37	—	$150
Total	2,904		—
(a) 2,904 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In 2023 and again in the third quarter of 2025, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $450 million. As of December 31, 2025, $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company repurchased $82 million of shares during the year ended December 31, 2025.

PERFORMANCE GRAPH

The following performance graph compares a $100 investment in Company stock on October 1, 2021 with a $100 investment in our Peer Group and the S&P SmallCap 600 Index also made at market close on October 1, 2021. The graph portrays total return, October 1, 2021 - December 31, 2025, assuming reinvestment of dividends. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any other filings under the Exchange Act or the Securities Act.

Return on $100 Investment at December 31, 2025

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

The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of historical items in 2023, and year-to-year comparisons between 2024 and 2023, can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025, under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements have been prepared in United States (“U.S.”) dollars and in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) and may not be indicative of the Company’s future performance.

EXECUTIVE SUMMARY

Full-year 2025 net income was $132 million ($3.24 per diluted share) compared with $302 million ($7.18 per diluted share) for 2024. Net sales decreased to $3.4 billion in the current year compared with $3.8 billion in 2024. Cash from continuing operations was $268 million in the current year compared to $469 million in the prior year. Adjusted EBITDA was $448 million in 2025 compared with $632 million in 2024. Additionally, our 2025 adjusted EBITDA margin was 13% compared to 17% in the prior year and free cash flow was $44 million compared to $248 million last year.

Comparing our performance in 2025 to 2024, challenging industry conditions contributed to lower volumes of uncoated freesheet across all three of our regions. Price and mix were unfavorable in Europe and Latin America but improved in North America. Planned maintenance outages were significantly higher due to two outages in Europe compared with one in the previous year. Europe and North America benefited from lower unabsorbed fixed costs due to reduced economic manufacturing downtime in 2025. Input costs and operations were unfavorable in all of our regions compared to 2024. We generated $44 million in free cash flow this year and returned $155 million in cash to shareowners. We also reinvested $224 million across our manufacturing network and Brazil forestlands to strengthen our low-cost position.

Looking ahead, 2026 will be a transition year for North America as we work through short-term capacity constraints with the Riverdale supply agreement exit and the execution of investments at our Eastover mill. We are prioritizing strategic projects with the fastest payback so that 2027 and beyond reflects lower costs, higher efficiency, and stronger cash conversion potential. We strive to create long-term shareowner value by executing our strategy and delivering on our investment thesis. Keeping a strong financial position is the cornerstone of our capital allocation framework. This allows us to reinvest in our business to strengthen our competitive advantages through the cycle and to increase future earnings and cash flow.

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

DESCRIPTION OF BUSINESS SEGMENTS

The Company’s reportable business segments, Europe, Latin America and North America, are organized by geography and are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products. The following summary describes the products and services offered in each of the segments as of December 31, 2025:

Europe

Our Europe segment produces a broad portfolio of uncoated freesheet papers for numerous uses and applications, and market pulp. We operate two integrated mills in the region, one in Saillat, France and one in Nymölla, Sweden. Located in the Limousin region of France, the Company’s Saillat mill produces both paper and market pulp. It is the only mill in France to cover the entire production process from wood harvesting to paper, and is one of the leading cutsize producers in France and Western Europe. The Saillat mill produces UFS papers, such as copy paper, and value-added products such as tinted paper and colored laser printing paper under leading brands such as REY. In 2025, we made investments in our finished roll production capabilities to improve our product mix and also allow us to enhance our business in graphic and high-speed inkjet printing papers under the brand Berga. The Saillat mill has some of the highest environmental credentials for our products. In January 2023, the Company acquired a paper mill in Nymölla, Sweden. The integrated mill has two pulp lines and the capacity to produce approximately 500,000 short tons of uncoated freesheet on two paper machines. The mill produces several brands, including Multicopy, and paper used for office printing, business forms, digital printing, offset for printing books and much more. The Nymölla mill has an excellent environmental footprint, which complements Sylvamo’s purpose to produce paper in the most responsible and sustainable ways.

Latin America

Our Latin American segment focuses on uncoated freesheet paper and market pulp, supported by the management of approximately 250,000 acres of certified eucalyptus forestlands in Brazil. With a total uncoated freesheet paper capacity exceeding 1.1 million short tons, our three mills in Brazil serve both regional and international markets, being a key supplier in Latin America and a solid global exporter, reaching customers worldwide. Our portfolio includes market-leading brands such as Chamex and Chamequinho copy papers, widely recognized by consumers and distribution channels for their superior quality. Additionally, Chambril offset papers are trusted by printers and converters for their versatility and reliability across various applications. Chambril is available in a wide range of basis weights and specifications to meet the demands of books, notebooks, inserts, leaflets, and industrial end-use requirements. All the products are primarily made from sustainably sourced eucalyptus, which is cultivated and harvested in less than seven years. Latin America operations combine sustainable forestry practices, operational excellence, strong brands and global distribution network.

North America

Our North American segment manufactures uncoated freesheet papers at its mills in Eastover, South Carolina and Ticonderoga, New York and has an offtake agreement to purchase the uncoated papers produced by International Paper’s Riverdale mill in Selma, Alabama. This offtake agreement is expected to terminate in May 2026. The North American papers business comprises three product lines, Imaging Papers, Commercial Printing Papers and Converting Papers. The imaging papers business, which comprises roughly half of the North American segment’s volume, produces copy paper for use in copiers, desktop and laser printers and digital imaging. These products are important for office use, home office use and in businesses such as education, healthcare and financial services. The commercial printing business comprises about 17% of the North American segment’s volume, and end-use applications in the commercial printing business include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. The converting business manufactures a variety of grades that are converted by our customers into envelopes, tablets, business forms, file folders and several specialty grades.

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

The following table presents a comparison of income from continuing operations before income taxes to business segment operating profit:

In millions for the years ended December 31	2025	2024
Income From Continuing Operations Before Income Taxes	$199	$405
Interest expense (income), net	39	39
Foreign exchange on intercompany note	(1)	—
Corporate special items, net (b)	1	—
Other special items, net (b)	13	9
Business Segment Operating Profit (a)	$251	$453
Europe	$(112)	$10
Latin America	100	150
North America	263	293
Business Segment Operating Profit (Loss) (a)	$251	$453

(a)    We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income), foreign exchange on a note receivable from our Brazilian subsidiary and net special items. We believe that business segment operating profit is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.

(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include the impairment of goodwill in our France reporting unit, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition and certain severance costs related to our salaried workforce.

The following tables present Sales and Operating profit (loss), which is the Company’s measure of segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment and Geographic Area to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the Company’s segments.

Europe

In millions for the years ended December 31	2025	2024
Sales	$741	$801
Operating Profit (Loss)	$(112)	$10

For the year ended December 31, 2025, our Europe segment sales decreased $60 million compared to the same period in 2024, primarily due to lower sales price and mix ($74 million) and lower volumes ($28 million), partially offset by significant favorable foreign exchange impacts.

Europe operating profit for the year ended December 31, 2025 was $122 million lower than the same period in 2024 as lower sales price and mix ($73 million), higher planned maintenance outages ($39 million), higher operating costs ($16 million) and higher input costs ($8 million), primarily for wood, more than offset lower unabsorbed costs due to economic downtime ($10 million) and higher volumes ($4 million).

Latin America

In millions for the years ended December 31	2025	2024
Sales	$904	$974
Operating Profit	$100	$150

For the year ended December 31, 2025, our Latin America segment sales decreased $70 million compared to the same period in 2024, primarily driven by lower sales price and mix ($27 million), lower volumes ($36 million) and unfavorable foreign exchange impacts.

Operating profit for Latin America for the year ended December 31, 2025 was $50 million lower than the same period in 2024, primarily driven by the impact of lower sales price and mix ($26 million), higher operating costs ($24 million), higher planned maintenance outages ($3 million) and lower volumes ($9 million) which more than offset lower input costs ($12 million), primarily for energy, pulp and distribution costs.

North America

In millions for the years ended December 31	2025	2024
Sales	$1,754	$2,029
Operating Profit	$263	$293

For the year ended December 31, 2025, our North America segment sales decreased $275 million, compared to the same period in 2024, driven by lower volumes ($292 million) primarily due to the termination of the Georgetown mill offtake agreement which more than offset higher sales price and mix ($19 million).

Operating profit for North America for the year ended December 31, 2025 was $30 million lower than the same period in 2024 as lower volumes ($71 million) and higher input costs ($21 million), primarily for energy and chemicals, more than offset lower unabsorbed costs due to economic downtime ($26 million), higher sales price and mix ($19 million), lower operating costs ($12 million) and lower planned maintenance outages ($5 million).

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

In millions for the years ended December 31	2025	2024
Net Income	$132	$302
Income tax provision	67	103
Interest expense (income), net	39	39
Depreciation, amortization and cost of timber harvested	179	159
Stock-based compensation	18	23
Foreign exchange on intercompany note	(1)	—
Net special items expense (income) (a)	14	6
Adjusted EBITDA (b)	$448	$632
Net Sales	$3,351	$3,773
Adjusted EBITDA Margin	13%	17%
(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include the impairment of goodwill in our France reporting unit, charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil, legal fees related to the Brazil Tax Dispute, foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition and certain severance costs related to our salaried workforce.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (GAAP), net of taxes plus the sum of income taxes, net interest expense (income), depreciation, amortization and cost of timber harvested, stock-based compensation, foreign exchange on a note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, special items.

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

The following are reconciliations of cash provided by operating activities to free cash flow:

In millions for the years ended December 31	2025	2024
Cash provided by operating activities	$268	$469
Adjustments:
Cash invested in capital projects	(224)	(221)
Free Cash Flow	$44	$248

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

Operating Activities

Cash provided by operating activities totaled $268 million for the year ended December 31, 2025, compared with cash provided by operating activities of $469 million for the year ended December 31, 2024. The decrease in cash provided by operating activities in 2025 relates primarily to lower net income and timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $79 million for the year ended December 31, 2025, compared with cash used for working capital components of $8 million for the year ended December 31, 2024. Working capital components for the year ended December 31, 2025 reflect $33 million of cash provided by accounts and notes receivable. This activity was offset by $14 million, $52 million and $46 million of cash used for inventories, accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash outflow from investing activities for the year ended December 31, 2025 increased from the year ended December 31, 2024, due to increased capital spending.

The following table shows capital spending by our business segments and corporate:

In millions for the years ended December 31	2025	2024
Europe	$36	$27
Latin America	116	140
North America	71	53
Corporate	1	1
Total	$224	$221

Capital spending primarily consists of purchases of machinery and equipment and reforestation related to our global mill operations. As a percentage of depreciation, amortization and cost of timber harvested, capital spending totaled 125% and 139% for the years ended December 31, 2025 and 2024, respectively.

Financing Activities

Cash used for financing activities for the year ended December 31, 2025 primarily reflects the payments of $11 million, $45 million, $111 million, and $12 million on our outstanding principal debt balances for Term Loan A, the AR Securitization, Revolving Credit Facility, and Term Loan F-2, respectively. These amounts are primarily offset by draws on our Revolving Credit Facility and AR Securitization of $178 million and $47 million, respectively. During the year ended December 31, 2025, the Company also paid $73 million in dividends and paid $82 million to repurchase shares pursuant to our share repurchase program.

Cash used for financing activities for the year ended December 31, 2024 primarily reflects the payments of $218 million, $49 million, $35 million, $10 million, and $3 million on our outstanding principal debt balances for Term Loan F, Term Loan A, the AR Securitization, Revolving Credit Facility, and Term Loan F-2, respectively. Additionally, payments of $93 million were made to redeem, at a premium, the full value of our 7.00% Senior Notes and pay $5 million in debt issuance costs in connection with the debt refinancing in the third quarter of 2024. These amounts are primarily offset by the issuance of Term Loan F-2, draws on our Revolving Credit Facility, and AR Securitization of $235 million, $10 million, and $6 million, respectively. During the year ended December 31, 2024, the Company also paid $62 million in dividends and paid $69 million to repurchase shares pursuant to our share repurchase program.

Contractual Obligations

Contractual obligations for future payments at December 31, 2025 primarily relate to lease commitments, raw material purchase obligations and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated lease obligations total $27 million in 2026, an average of $11 million from 2027 to 2031 and $11 million thereafter.

At December 31, 2025, contractual obligations for future payments of long-term debt maturities by calendar year were as follows: 2026 - $20 million; 2027 - $370 million; 2028 - $23 million; 2029 - $189 million; 2030 - $12 million; thereafter - $161 million. In addition, at December 31, 2025 there is an outstanding balance of $67 million related to a cash flow-based revolving credit facility which matures in 2029.

Purchase obligations for commercial commitments include inventory obligations to purchase raw materials, including starch, electricity, fuel oil, corrugated boxes, wood and Precipitated Calcium Carbonate (“PCC”). Our total estimated commercial commitments include $406 million in 2026, $175 million in 2027 and average $35 million annually from 2028 to 2030, with $172 million thereafter.
Capital Expenditures

For the year ended December 31, 2025, we have invested approximately $224 million, or 6.7% of net sales in total capital expenditures. Of that amount, we spent approximately $162 million, or 4.8% of net sales, on maintenance, regulatory and reforestation capital expenditures, and approximately $62 million, or 1.9% of net sales, on high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $165 to

$190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to invest approximately $95 million in high-return projects in 2026.

PILLAR TWO DIRECTIVE

The OECD Pillar Two global minimum tax rules have been enacted in numerous jurisdictions in which the Group operates, with effective dates beginning January 1, 2024 and continuing through 2025. Management has assessed the potential impact of the rules on the Group’s 2025 tax obligations. Based on currently available information, no material top‑up tax liabilities are expected for the year ended December 31, 2025. However, the Group continues to monitor evolving administrative guidance and data requirements, which may affect future reporting periods.

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

Impairment of Long-Lived Assets and Goodwill

An impairment of a long-lived asset exists when an asset group’s carrying amount exceeds its fair value and is recorded when the carrying amount is not recoverable through undiscounted cash flows from future operations or disposals. A goodwill impairment exists when the carrying amount of a reporting unit with goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable or may, if a business is classified as held for sale, exceed the sales price less costs to dispose. Additionally, evaluation for possible impairment of goodwill is required annually. The amount and timing of any impairment charges based on these assessments may require the estimation of future cash flows or the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, various other projected operating economic factors and other intended uses of the assets. As these key factors change in future periods, the Company will update its impairment analysis to reflect its latest estimates and projections.
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
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its Brazil reporting unit as of October 1, 2025. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment. The results of the qualitative assessment indicated that it is not more likely than not that the fair value of its Brazil reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its France reporting unit due to continued challenging market conditions in Europe. The Company calculated the estimated fair value of the France reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples, and determined that all of the goodwill in the business, totaling $11 million, should be written off.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units with goodwill below their carrying amounts and necessitate an interim goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2025.

The Company recorded an $11 million impairment charge in 2025 and recorded no goodwill impairment charges in 2024 or 2023.

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

Interest Rate Risk

Sylvamo is subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of December 31, 2025, Sylvamo had floating rate debt of $842 million comprised of Term Loan F, Term Loan F-2, Term Loan A and amounts drawn on the Securitization Program and Revolving Credit Facility, which is partially offset by $428 million of interest rate swaps. At December 31, 2025, the applicable one-month SOFR rate was 3.72%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense, including the impact of the swaps, of approximately $4 million at December 31, 2025. As of December 31, 2024, Sylvamo had floating rate debt of $796 million comprised of Term Loan F, Term Loan F-2 and Term Loan A and amounts drawn on the Securitization Program, which is partially offset by $652 million of interest rate swaps. At December 31, 2024, the applicable one-month SOFR rate was 4.36%. Based on the amounts outstanding, a 100-basis point increase in market interest rates would result in a change to annual interest expense of approximately $1 million at December 31, 2024. For more information about our term loans, Revolving Credit Facility, and Securitization Program see Note 12 Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Foreign Currency Risk

The Company transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated outside the United States. Our objective in managing the associated foreign currency risks is to minimize the effect of exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps or foreign exchange contracts. At December 31, 2025 and 2024 the net fair value of financial instruments with exposure to foreign currency risk was approximately a $0 million asset and a $14 million liability, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $9 million and $14 million at December 31, 2025 and 2024, respectively.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on page 46.

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

The Board of Directors, assisted by the Audit Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Audit Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the internal auditor, with and without management representatives in attendance, to review their activities. The Audit Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2025, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

/s/ JOHN V. SIMS
Chief Executive Officer and President

/s/ DONALD P. DEVLIN
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sylvamo Corporation (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 20, 2026

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sylvamo Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sylvamo Corporation (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 20, 2026

CONSOLIDATED STATEMENTS OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2025	2024	2023
NET SALES	$3,351	$3,773	$3,721
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	2,616	2,833	2,809
Selling and administrative expenses	281	311	343
Depreciation, amortization and cost of timber harvested	179	159	143
Taxes other than payroll and income taxes	26	26	23
Interest expense (income), net	39	39	34
Impairment of goodwill	11	—	—
INCOME BEFORE INCOME TAXES	199	405	369
Income tax provision	67	103	116
NET INCOME	$132	$302	$253
EARNINGS PER SHARE
Basic	$3.29	$7.35	$6.02
Diluted	$3.24	$7.18	$5.93
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2025	2024	2023
NET INCOME	$132	$302	$253
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement net loss	1	1	1
Pension and postretirement liability adjustments (less tax of $1, $2 and $1)	4	4	(2)
Change in cumulative foreign currency translation adjustment	134	(223)	91
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $4, $5 and $10)	6	(7)	19
Reclassification adjustment for (gains) losses included in net earnings (less tax of $3, $2 and $12)	(8)	(9)	(27)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	137	(234)	82
COMPREHENSIVE INCOME	$269	$68	$335
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

In millions at December 31	2025	2024
ASSETS
Current Assets
Cash and temporary investments	$135	$205
Accounts and notes receivable (less allowances of $17 in 2025 and $21 in 2024)	424	429
Contract assets	19	26
Inventories	418	361
Other current assets	80	42
Total Current Assets	1,076	1,063
Plants, Properties and Equipment, net	1,047	944
Forestlands	364	319
Goodwill	114	111
Right of Use Assets	48	58
Deferred Charges and Other Assets	114	109
TOTAL ASSETS	$2,763	$2,604
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$381	$375
Notes payable and current maturities of long-term debt	90	22
Accrued payroll and benefits	55	79
Other current liabilities	190	206
Total Current Liabilities	716	682
Long-Term Debt	763	782
Deferred Income Taxes	175	152
Other Liabilities	143	141
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 45.6 shares and 44.9 shares issued and 39.4 shares and 40.6 shares outstanding at December 31, 2025 and 2024, respectively	46	45
Paid-in capital	89	71
Retained earnings	2,514	2,455
Accumulated other comprehensive loss	(1,353)	(1,490)
	1,296	1,081
Less: Common stock held in treasury, at cost, 6.2 shares and 4.3 shares at December 31, 2025 and December 31, 2024, respectively	(330)	(234)
Total Equity	966	847
TOTAL LIABILITIES AND EQUITY	$2,763	$2,604
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions for the years ended December 31	2025	2024	2023
OPERATING ACTIVITIES
Net income	$132	$302	$253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and cost of timber harvested	179	159	143
Deferred income tax provision (benefit), net	7	(7)	—
Stock-based compensation	18	23	23
Impairment of goodwill	11	—	—
Changes in operating assets and liabilities and other
Accounts and notes receivable	33	(47)	104
Inventories	(14)	25	6
Accounts payable and accrued liabilities	(52)	42	(73)
Other	(46)	(28)	48
CASH PROVIDED BY OPERATING ACTIVITIES	268	469	504
INVESTING ACTIVITIES
Invested in capital projects	(224)	(221)	(210)
Acquisition of business	—	—	(167)
CASH USED FOR INVESTING ACTIVITIES	(224)	(221)	(377)
FINANCING ACTIVITIES
Dividends paid	(73)	(62)	(57)
Issuance of debt	229	250	446
Reduction of debt	(182)	(407)	(526)
Repurchases of common stock	(82)	(69)	(70)
Other	(17)	(22)	(12)
CASH USED FOR FINANCING ACTIVITIES	(125)	(310)	(219)
Effect of Exchange Rate Changes on Cash	11	(13)	12
Change in Cash, Temporary Investments and Restricted Cash	(70)	(75)	(80)
Cash, Temporary Investments and Restricted Cash
Beginning of the period	205	280	360
End of the period	$135	$205	$280
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, At Cost	Total Equity
Balance, December 31, 2022	44	$44	$25	$2,029	$(1,338)	$(82)	$678
Stock-based employee compensation	1	1	23	—	—	(5)	19
Share repurchase	—	—	—	—	—	(71)	(71)
Dividends ($1.4000 per share)	—	—		(60)	—	—	(60)
Comprehensive income (loss)	—	—	—	253	82	—	335
Balance, December 31, 2023	45	45	48	2,222	(1,256)	(158)	901
Stock-based employee compensation	—	—	23	—	—	(8)	15
Share repurchase	—	—	—	—	—	(68)	(68)
Dividends ($1.6500 per share)	—	—		(69)	—	—	(69)
Comprehensive income (loss)	—	—	—	302	(234)	—	68
Balance, December 31, 2024	45	45	71	2,455	(1,490)	(234)	847
Stock-based employee compensation	1	1	18	—	—	(14)	5
Share repurchase	—	—	—	—	—	(82)	(82)
Dividends ($1.8000 per share)	—	—	—	(73)	—	—	(73)
Comprehensive income (loss)	—	—	—	132	137	—	269
Balance, December 31, 2025	46	$46	$89	$2,514	$(1,353)	$(330)	$966
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

The Company operates on a calendar year-end.

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

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 7 Supplementary Financial Statement Information for further details.

RESTRICTED CASH

Cash that is legally restricted from use is classified as restricted cash.

COST OF PRODUCTS SOLD

Costs of products sold represents costs directly related to the manufacture of our products. Primary costs include raw materials, packaging, direct labor, overhead, warehousing costs and shipping and handling costs, such as freight to customers’ destinations.

INVENTORIES

Inventories are valued at the lower of cost or market value and include costs directly associated with manufacturing products: materials, labor, first leg freight and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods. See Note 7 Supplementary Financial Statement Information for further details.

LEASED ASSETS

Operating lease right of use (“ROU”) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company’s leases may include options to extend the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases are primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles and leases within supply agreements are primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company’s leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company’s leases. See Note 8 Leases for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for the mills, and the straight-line method is used for other plants and equipment. See Note 7 Supplementary Financial Statement Information for further details.

GOODWILL

Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, then the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 9 Goodwill for further discussion.
IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed based on undiscounted cash flows, requiring judgments as to the weighting of alternatives being considered by management and estimates of the amount and timing of expected future cash flows from the use and eventual disposition of the long-lived assets. Impaired assets are written-down to their estimated fair value.

EMPLOYEE RETIREMENT BENEFITS

The Company sponsors certain defined benefit pension and postretirement plans in Belgium, Brazil, France, Poland, the United Kingdom and the United States. The Company accounts for these plans using the single-employer method, with the net funded status of these plans recorded as an asset or liability in the consolidated balance sheets. See Note 13 Retirement and Postretirement Benefit Plans for additional disclosures regarding retirement benefits.

INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets are recognized to the extent that we believe that these assets are more likely than not to be realized.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. While we believe that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimates and amounts. See Note 10 Income Taxes for further discussion.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company retrospectively adopted the provisions of this guidance for the year ending December 31, 2025. See Note 10 Income Taxes for further details.

NOTE 4 REVENUE RECOGNITION

EXTERNAL NET SALES BY PRODUCT

External net sales by major products were as follows:

In millions	2025	2024	2023
Europe
Uncoated Papers	$656	$703	$733
Market Pulp	83	96	88
Europe	739	799	821
Latin America
Uncoated Papers	809	884	885
Market Pulp	49	61	64
Latin America	858	945	949
North America
Uncoated Papers	1,678	1,951	1,891
Market Pulp	76	78	60
North America	1,754	2,029	1,951
Total	$3,351	$3,773	$3,721
REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring control over those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $3 million and $2 million are included in current liabilities in the accompanying consolidated balance sheets as of December 31, 2025 and 2024.

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

NOTE 5 OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI, net of tax, reported in the consolidated financial statements:

In millions	2025	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(72)	$(77)	$(76)
Other comprehensive income (loss) before reclassifications	4	4	(2)
Amounts reclassified from accumulated other comprehensive income	1	1	1
Balance at end of period	(67)	(72)	(77)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,420)	(1,197)	(1,288)
Other comprehensive income (loss) before reclassifications	134	(223)	91
Balance at end of period	(1,286)	(1,420)	(1,197)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	2	18	26
Other comprehensive income (loss) before reclassifications	6	(7)	19
Amounts reclassified from accumulated other comprehensive income	(8)	(9)	(27)
Balance at end of period	—	2	18
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,353)	$(1,490)	$(1,256)
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

There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share.

Basic and diluted earnings per share are calculated as follows:

In millions, except per share amounts	2025	2024	2023
Net income	$132	$302	$253
Weighted average common shares outstanding	40.1	41.1	42.0
Effect of dilutive securities	0.6	0.9	0.7
Weighted average common shares outstanding - assuming dilution	40.7	42.0	42.7
Earnings per share - basic	$3.29	$7.35	$6.02
Earnings per share - diluted	$3.24	$7.18	$5.93
Anti-dilutive shares (a)	0.3	0.2	0.3
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
NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments totaled $63 million and $104 million as of December 31, 2025 and 2024, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions as of December 31	2025	2024
Accounts and notes receivable:
Trade	$399	$402
Notes and other	25	27
Total	$424	$429

Accounts and notes receivable are recognized net of the allowance for expected credit losses. The allowance for expected credit losses reflects the best estimate of losses inherent in the Company’s receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts, expectations for future economic conditions through the use of macroeconomic data and other available evidence. The allowance for expected credit losses was $17 million and $21 million at December 31, 2025 and December 31, 2024, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

INVENTORIES

In millions as of December 31	2025	2024
Raw materials	$69	$56
Finished paper and pulp products	217	178
Operating supplies	122	107
Other	10	20
Total	$418	$361

The last-in, first-out inventory method is used to value most of the Company’s U.S. inventories. Approximately 47% of total raw materials and finished paper and pulp product inventories were valued using this method. The last-in, first-out inventory reserve was $55 million and $72 million as of December 31, 2025 and 2024, respectively. During the periods ended December 31, 2025 and 2024, the amount of inventories in one of our two LIFO pools decreased and resulted in the liquidation of LIFO inventory layers carried at lower costs. The effect of this liquidation was to increase income before income taxes in the North America segment by approximately $12 million and $12 million for the years ended December 31, 2025 and 2024, respectively.

PLANTS, PROPERTIES AND EQUIPMENT, NET

In millions as of December 31	2025	2024
Land	$10	$9
Buildings	401	362
Machinery	4,391	4,090
Construction in progress	140	92
Capital leases	40	37
Gross cost	4,982	4,590
Less: Accumulated depreciation	3,935	3,646
Plants, Properties and Equipment, net	$1,047	$944
Additions to plants, property and equipment included within accounts payable were $20 million, $12 million and $17 million as of December 31, 2025, 2024 and 2023, respectively.
Annual straight-line depreciable lives generally are, for buildings – 20 to 40 years, and for machinery and equipment – 3 to 20 years. Depreciation expense was $140 million, $128 million and $118 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cost of products sold excludes depreciation and amortization expense.

FORESTLANDS

Additions to Forestlands included within accounts payable were $0 million, $10 million and $0 million as of December 31, 2025, 2024 and 2023.

ACCOUNTS PAYABLE

The Company maintains supplier finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supplier finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding payment obligations to financial institutions related to supplier financing programs are included within Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

The following table presents supplier finance program obligations confirmed and paid for the year ended December 31, 2025:

In millions
Confirmed obligations outstanding at December 31, 2024	$—
Invoiced confirmed during the year	8
Confirmed invoices paid during the year	(5)
Confirmed obligations outstanding at December 31, 2025	$3

OTHER LIABILITIES AND COSTS

During the year ended December 31, 2023, the Company recorded approximately $13 million before taxes ($10 million after taxes) of severance costs related to a planned reduction in our salaried workforce, of which $3 million was included within Cost of products sold and $10 million was included within Selling and administrative expenses in our consolidated statements of operations. Of these total costs, $2 million, $3 million and $8 million were related to our Europe, Latin America and North America business segments, respectively. As of December 31, 2024, the reserve totaled approximately $2 million which was paid in cash over the first quarter of 2025.

INTEREST

Cash interest payments of $49 million, $62 million and $68 million were made during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, during the third quarter of 2024, we incurred a $3 million premium payment related to the redemption of our 2029 Senior Notes.

Amounts related to interest were as follows:

In millions	2025	2024	2023
Interest expense (a)	$49	$57	$64
Interest income (b)	(6)	(14)	(26)
Capitalized interest costs	(4)	(4)	(4)
Total	$39	$39	$34
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

ASSET RETIREMENT OBLIGATIONS

At December 31, 2025 and 2024, we had recorded liabilities of $29 million and $28 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities” in the accompanying consolidated balance sheets. For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.
NOTE 8 LEASES
The Company leases various real estate, including warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have a remaining lease term of up to 15 years.
COMPONENTS OF LEASE EXPENSE

In millions	2025	2024	2023
Operating lease costs	$27	$26	$21
Variable lease costs	29	26	40
Short-term lease costs	—	—	—
Finance lease cost
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	1	1	1
Total lease cost, net	$60	$56	$65

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2025	2024
Assets
Operating lease assets	Right of use assets	$48	$58
Finance lease assets	Plants, properties, and equipment, net (a)	20	20
Total leased assets		$68	$78
Liabilities
Current
Operating	Other current liabilities	$21	$21
Finance	Notes payable and current maturities of long-term debt	3	2
Noncurrent
Operating	Other Liabilities	34	45
Finance	Long-term debt	12	12
Total lease liabilities		$70	$80
(a)Finance leases above are presented net of accumulated amortization of $20 million and $17 million as of December 31, 2025 and 2024, respectively.
LEASE TERM AND DISCOUNT RATE

	2025	2024
Weighted average remaining lease term (years)
Operating leases	3.9 years	4.4 years
Finance leases	7.6 years	8.6 years
Weighted average discount rate
Operating leases	5.18%	5.25%
Finance leases	4.09%	3.98%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$28	$24
Operating cash flows related to financing leases	1	1
Financing cash flows related to finance leases	3	3
Right of use assets obtained in exchange for lease liabilities
Operating leases	7	16
Finance leases	3	—

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2026	$24	$3	$27
2027	15	3	18
2028	11	3	14
2029	4	3	7
2030	2	1	3
Thereafter	6	5	11
Total lease payments	62	18	80
Less: imputed interest	7	3	10
Present value of lease liabilities	$55	$15	$70
NOTE 9 GOODWILL
The Company recorded an $11 million impairment charge related to our France reporting unit within our Europe segment for the year ended December 31, 2025 and recorded no goodwill impairment charges in 2024 or 2023.
The following table presents changes in the goodwill balance as allocated to each business segment:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2023
Goodwill	$11	$129	$—	$140
Accumulated impairment losses	(1)	—	—	(1)
	10	129	—	139
Changes due to currency translation and other
Goodwill	—	(28)	—	(28)
Accumulated impairment losses	—	—	—	—
	—	(28)	—	(28)
Balance as of December 31, 2024
Goodwill	11	101	—	112
Accumulated impairment losses	(1)	—	—	(1)
	10	101	—	111
Changes due to currency translation and other
Goodwill	2	13	—	15
Accumulated impairment losses	(1)	—	—	(1)
	1	13	—	14
Impairment of Goodwill
Goodwill	—	—	—	—
Accumulated impairment losses	(11)	—	—	(11)
	(11)	—	—	(11)
Balance as of December 31, 2025
Goodwill	13	114	—	127
Accumulated impairment losses	(13)	—	—	(13)
Total	$—	$114	$—	$114
The Company performed its annual testing of goodwill impairment by applying the qualitative assessment to its Brazil reporting unit as of October 1, 2025. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit under the qualitative assessment. The results of the qualitative assessment indicated that it is not more likely than not that the fair value of its Brazil reporting unit was less than its carrying value.

The Company also performed its annual testing of goodwill impairment by applying the quantitative goodwill impairment test to its France reporting unit due to continued challenging market conditions in Europe. The Company calculated the estimated fair value of the France reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples, and determined that all of the goodwill in the business, totaling $11 million, should be written off.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units with goodwill below their carrying amounts and necessitate an interim goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2025.
NOTE 10 INCOME TAXES
The components of the Company’s income before income taxes by taxing jurisdiction were as follows:

In millions	2025	2024	2023
U.S.	$169	$205	$121
Non-U.S.	30	200	248
Income before income taxes	$199	$405	$369
Income tax provision by taxing jurisdictions was as follows:

In millions	2025	2024	2023
Current tax provision
U.S. federal	$12	$43	$32
U.S. state and local	3	13	11
Non-U.S.	45	54	73
	60	110	116
Deferred tax provision
U.S. federal	17	(5)	(3)
U.S. state and local	5	(3)	(7)
Non-U.S.	(15)	1	10
	7	(7)	—
Income tax provision	$67	$103	$116

Income taxes paid (net of refunds) by taxing jurisdictions was as follows:

In millions	2025	2024	2023
Federal	$10	$32	$39
State	6	11	9
Non-U.S.	46	55	64
Total	$62	$98	$112

The Company also made payments of $20 million to purchase tax credits of which $15 million were applied against our U.S. federal tax liability for 2024 and 2025.
Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

In millions	2025	2024	2023
Non-U.S.
Brazil	$42	$52	$60
Luxembourg	$4	$—	$1

In millions	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$42	21%	$85	21%	$77	21%
State and local income taxes, net of federal income tax effect (a)	6	3%	6	2%	2	—%
Non-U.S. tax effects
Brazil
Statutory tax rate difference between Brazil and U.S.	17	9%	23	6%	33	9%
Permanent benefit for non-U.S. interest deduction	(11)	(6)%	(9)	(2)%	(11)	(3)%
France
Changes in valuation allowances	13	7%	(3)	(1)%	7	2%
Sweden
Foreign exchange impacts	3	2%	—	—%	—	—%
Other Non-U.S. jurisdiction	(2)	(1)%	1	—%	(2)	(1)%
Effect of cross-border tax laws
Global intangible low-taxed income and Subpart F income	—	—%	1	—%	2	—%
Tax credits
Research and development credits	(2)	(1)%	(2)	(1)%	(1)	—%
Purchased credits	(1)	(1)%	(2)	—%	—	—%
Nontaxable or nondeductible items
Stock compensation	(2)	(1)%	—	—%	1	—%
Other permanent differences	1	1%	—	—%	2	1%
Changes in unrecognized tax benefits	4	2%	2	—%	6	2%
Other adjustments	(1)	(1)%	1	—%	—	—%
Effective income tax rate	$67	34%	$103	25%	$116	31%

(a)    State taxes in California, Illinois, New Jersey, Pennsylvania and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

The components of deferred income tax assets and liabilities are as follows:

In millions	2025	2024
Deferred income tax assets:
Net operating and capital loss carryforwards	$43	$23
Accrued payroll and benefits	24	31
Lease liabilities	11	13
Tax credits	34	25
Capitalized research and development	—	23
Other	37	35
Gross deferred income tax assets	149	150
Less: valuation allowance	(52)	(35)
Net deferred income tax asset	97	115
Deferred income tax liabilities:
Intangibles	(41)	(37)
Inventories	(16)	(15)
Right of use assets	(9)	(11)
Deferred foreign income	(55)	(49)
Plants, properties and equipment	(69)	(86)
Forestlands	(46)	(41)
Gross deferred income tax liabilities	(236)	(239)
Net deferred income tax liability	$(139)	$(124)

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation, as of December 31, 2025, a valuation allowance of $52 million has been recorded to reduce certain deferred tax assets to the amount that is more likely than not to be realized.

The Company has NOL carryforwards of $28 million in Brazil, $30 million in Finland, $54 million in France, $1 million in Luxembourg and $53 million in the United Kingdom. The Company has $5 million of U.S. federal tax credit carryforwards, $24 million of U.S. state tax credit carryforwards, and $5 million of United Kingdom tax credit carryforwards. The NOL carryforwards in Finland and Luxembourg will begin to expire in 2032 and the remainder of the Company’s NOL and credit carryforwards may be carried forward indefinitely.
The reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In millions	2025	2024	2023
Balance at January 1	$(12)	$(10)	$(4)
(Additions) reductions for tax positions related to current year	(4)	(4)	(6)
Reductions for tax positions related to prior years	—	1	—
Settlements	—	1	—
Balance at December 31	$(16)	$(12)	$(10)

Included in the balance of unrecognized tax benefits as of December 31, 2025, December 31, 2024 and December 31, 2023 are $16 million, $12 million and $10 million, respectively, of tax benefits that if recognized would affect the effective tax rate. The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. During the periods mentioned above, the amount of interest accrued was not material.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $106 million in tax, and $289 million in interest, penalties and fees (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The Brazilian tax authorities have appealed the favorable ruling. One third of the disputed amounts was under challenge at the Brazilian administrative court level and was not part of the ruling. In November 2025, the administrative court upheld the assessments for the remaining one third of the disputed amounts. In January 2026, Sylvamo Brasil’s challenge of the administrative ruling was filed in the Brazilian federal court system. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES
ENVIRONMENTAL AND LEGAL PROCEEDINGS

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of December 31, 2025.

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

In October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan was to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted. The requirement to conduct the pilot intervention plan was thereafter suspended, as agreed by CETESB. The Company continues to conduct environmental testing and analysis and engage with CETESB in review of the results and establishing next steps.

As of December 31, 2025, the Company has recorded an immaterial liability for the ongoing and additional environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s environmental testing and analysis and the third-party review of the results and risk.

TAXES OTHER THAN PAYROLL TAXES
See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $51 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $19 million in tax and $32 million in interest and penalties. As of December 31, 2025, no reserve has been recorded by the Company because the risk of loss is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions as of December 31	2025	2024
Term Loan F - due 2027 (a)	$255	$255
Term Loan F-2 - due 2031 (a)	219	230
Term Loan A - due 2029 (a)	206	217
Securitization Program	90	88
Other	16	14
Less: current portion	(23)	(22)
Total	$763	$782

(a)    As of December 31, 2025 and December 31, 2024, amounts are presented net of an aggregate total of $4 million and $6 million, respectively, in unamortized debt issuance costs across the three term loans.

REVOLVING CREDIT FACILITY

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million maturing in 2029. As of December 31, 2025, the Company had $67 million outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $333 million. As of December 31, 2024, the Company had no outstanding borrowings on the Revolving Credit Facility, resulting in an available borrowing capacity of $400 million. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the consolidated balance sheet.

SECURITIZATION PROGRAM

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the years ended December 31, 2025 and December 31, 2024 was 5.28% and 6.10%, respectively.

TERM LOANS

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

PATRONAGE CREDITS

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 4.67% and 5.31% as of December 31, 2025 and December 31, 2024, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.07% and 5.71% as of December 31, 2025 and December 31, 2024, respectively.

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

			2025			2024
(In millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F	3.72% to 3.75%	2025	$—	$—	$—	$200	$1	$—
Term Loan F-2	3.80% to 3.82%	2029	220	—	3	232	2	—
Term Loan A	4.13% to 4.16%	2028	208	—	4	219	—	1

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

As of December 31, 2025, we were in compliance with our debt covenants.

The fair market value of total debt was approximately $842 million at December 31, 2025.

LONG-TERM DEBT MATURITIES

At December 31, 2025, contractual obligations for future payments of long-term debt maturities by calendar year were as follows: 2027 - $370 million; 2028 - $23 million; 2029 - $189 million; 2030 - $12 million; and thereafter - $161 million.
NOTE 13 RETIREMENT AND POSTRETIREMENT BENEFIT PLANS
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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets and the plans’ funded status.

In millions	2025	2024
Change in projected benefit obligation:
Benefit obligation, January 1	$317	$338
Service cost	3	4
Interest cost	19	17
Actuarial loss (gain)	4	(26)
Benefits paid	(13)	(10)
Effect of foreign currency exchange rate movements	10	(6)
Benefit obligation, December 31	340	317

Change in plan assets:
Fair value of plan assets, January 1	300	317
Actual return on plan assets	29	(8)
Company contributions	13	8
Benefits paid	(13)	(10)
Effect of foreign currency exchange rate movements	9	(7)
Fair value of plan assets, December 31	338	300
Funded status, December 31	$(2)	$(17)

Amounts recognized in the consolidated balance sheets:
Non-current asset	$21	$12
Current liability	(1)	—
Non-current liability	(22)	(29)
	$(2)	$(17)
Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Net prior service cost	$2	$1
Net actuarial loss	79	85
	$81	$86

The accumulated benefit obligation (“ABO”) for all plans was $332 million as of December 31, 2025 and $308 million as of December 31, 2024. The following table reflects the pension plans for which the accumulated benefit obligation or projected benefit obligation exceed the fair value of their respective plan assets at December 31:

In millions as of December 31	2025	2024
Pension plans with ABO in excess of plan assets
Accumulated benefit obligation	$24	$215
Fair value of plan assets	5	194
Pension plans with PBO in excess of plan assets
Projected benefit obligation	$28	$224
Fair value of plan assets	5	194
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

Net periodic pension expense comprised the following:

In millions	2025	2024	2023
Service cost	$3	$4	$4
Interest cost	19	17	17
Expected return on plan assets	(17)	(17)	(17)
Actuarial loss (gain)	3	3	3
Net periodic pension expense (benefit)	$8	$7	$7
ASSUMPTIONS

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2025 is also the discount rate used to determine net pension expense for the 2026 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2025	2024	2023
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.81%	5.89%	5.27%
Rate of compensation increase	3.27%	3.34%	3.30%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.89%	5.27%	5.52%
Expected long-term rate of return on plan assets	5.93%	5.64%	5.84%
Rate of compensation increase	3.34%	3.30%	3.36%
PLAN ASSETS
The plans maintain a strategic asset allocation policy that designates target allocations by asset class. Investments are diversified across classes and within each class to minimize the risk of large losses. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. Periodic reviews are made of investment policy objectives and investment manager performance. The fair value of pension plan assets at December 31, 2025 and 2024 by asset class are shown below for the material plans. Each category of investments for the U.S. plans is diversified and comprised of the following:

•Equity investments - developed market and emerging market equity securities primarily held in mutual funds
•Debt securities - corporate bonds and government securities
•Other investments - represents primarily cash and cash equivalents

Each category of investments for the U.K. plan is diversified and comprised of the following:

•Growth assets – equities, diversified growth funds, absolute return fixed income funds, multi-asset credit funds, and other private equity type investments
•Stabilizing assets – liability-driven investments consisting primarily of interest and inflation linked assets, cash flow driven investments invested primarily in credit markets, and cash and cash equivalents

The target allocations for each asset class in the U.S. plan were 35% in equity securities and 65% in debt securities for the years ended December 31, 2025 and 2024. The target allocations for each asset class in the U.K. plan were 33% in growth assets and 67% in stabilizing assets for the years ended December 31, 2025 and 2024. Pension assets for the immaterial plans totaled $27 million for the year ended December 31, 2025 and $23 million for the year ended December 31, 2024. These assets primarily relate to government securities within Level 1 of the fair value hierarchy.

Fair Value Measurement U.S. Plans
	2025			2024
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$7	$7	$—	$10	$10	$—
Equities - developed markets	57	57	—	59	59	—
Equities - emerging markets	7	7	—	7	7	—
Government securities	49	—	49	43	—	43
Corporate bonds	93	—	93	71	—	71
Total Investments	$213	$71	$142	$190	$76	$114

Fair Value Measurement U.K. Plans
	2025			2024
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
In millions
Cash and cash equivalents	$12	$12	$—	$2	$2	$—
Equities	—	—	—	7	—	7
Multi-asset credit	11	—	11	10	—	10
Absolute return fixed income	2	—	2	3	—	3
Liability driven investments	24	—	24	23	—	23
Cash flow driven investments	31	—	31	28	—	28
Other Investments:
Private equity	18	—	—	14	—	—
Total Investments	$98	$12	$68	$87	$2	$71

In accordance with accounting standards, certain investments that are measured at net asset value are not classified in the fair value hierarchy. As part of the U.K. plan assets, the Company holds investments in private equity fund partnerships. These investments are contractually locked up for the life of the private equity funds by the partnership agreements, which mature in 2031 and 2032. The remaining unfunded commitment of these partnership interests is $6 million as of December 31, 2025 and $7 million as of December 31, 2024.

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

At December 31, 2025, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2026	$14
2027	16
2028	18
2029	19
2030	22
2031-2035	128

OTHER POSTRETIREMENT BENEFITS

Certain of the Company’s Brazilian employees are eligible for retiree health care and life insurance benefits. The accumulated benefit obligation for this plan as of December 31, 2025 and 2024 was $9 million and $6 million, respectively, which is recorded within other liabilities in the consolidated balance sheets.

DEFERRED COMPENSATION AND NON-QUALIFIED PENSION PLAN

We are responsible for certain deferred compensation and non-qualified pension plan balances related to our employees. These balances relate to employees who previously participated in plans sponsored by International Paper. As part of the spin-off, we assumed responsibility for these balances. As our employees become eligible for these benefits and these benefits are paid, we will be reimbursed by International Paper for the balances transferred upon the spin-off. As of December 31, 2025, there is a receivable of $19 million reflected within deferred charges and other assets of our consolidated balance sheets related to the plans. The deferred compensation savings plan liability of $23 million as of December 31, 2025 is recorded within accounts payable in the consolidated balance sheets. The non-qualified pension plan is included within the pension obligation and funded status presented above, and the liability is recorded in other liabilities in the consolidated balance sheets.
NOTE 14 INCENTIVE PLANS
The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units.

The equity and incentive plan has a maximum shares reserve for the grant of 4,410,725 shares. As of December 31, 2025, 2,202,119 shares remain available for future grants.

The following sets forth restricted stock units and performance-based restricted stock units at 100% of target amounts at December 31, 2025, 2024 and 2023:

	Restricted Stock Units		Performance-Based Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	650,729	$32.55	304,596	$41.47
Granted	287,796	47.36	211,791	51.00
Shares issued	(300,594)	31.87	—	—
Forfeited	(10,625)	42.94	(8,700)	45.76
Outstanding as of December 31, 2023	627,306	39.50	507,687	45.37
Granted	240,392	60.99	189,734	66.46
Shares issued	(385,720)	36.06	—	—
Forfeited	(45,471)	52.57	(44,853)	54.83
Outstanding as of December 31, 2024	436,507	53.00	652,568	50.85
Granted	273,205	63.40	326,130	62.47
Shares issued	(221,808)	50.14	(424,861)	42.39
Forfeited	(23,263)	64.17	(33,779)	57.38
Outstanding as of December 31, 2025	464,641	$59.92	520,058	$64.62

The aggregate fair value of awards vested for the years ended December 31, 2025, 2024, and 2023 was $45 million, $24 million, and $15 million, respectively.

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

The Monte Carlo simulation to value the relative TSR share units used the following assumptions:

	2025	2024	2023
Expected volatility	41.40%	47.07%	50.03%
Risk-free interest rate	3.91%	4.36%	4.42%

Total stock-based compensation cost and the associated income tax benefits recognized by the Company in the consolidated statements of operations were as follows:

In millions	2025	2024	2023
Total stock-based compensation expense (included in selling and administrative expense)	$18	$23	$23
Income tax benefit related to stock-based compensation	$10	$8	$7
As of December 31, 2025, $16 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.
NOTE 15 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
The Company’s three business segments, Europe, Latin America and North America, are organized by geography. These segments are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products.
Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense (income), foreign exchange on a note receivable from our Brazilian subsidiary, net business and corporate special items.
The chief operating decision maker uses business segment operating profit to allocate resources (primarily capital spending) for each segment predominantly during the annual strategic planning, budgeting and forecasting processes. The chief operating decision maker also considers actual performance variances in business segment operating profits on a monthly basis to assess the performance of the segments. The Company’s chief operating decision maker is the Chief Executive Officer.
Sales by business segment are determined using a management approach and include intersegment sales (which are eliminated in consolidation). External sales in the External Net Sales table are defined as those that are made to parties outside the Company’s combined group.

INFORMATION BY BUSINESS SEGMENT
Net Sales and Business Segment Operating Profit
2025:

In millions	Europe	Latin America	North America	Total
Sales	$741	$904	$1,754	$3,399
Intersegment Sales	(2)	(46)	—	(48)
Net sales	739	858	1,754	3,351
Less:
Cost of products sold and other	720	555	1,251	2,526
Maintenance outages	40	21	49	110
Economic downtime	3	—	3	6
Selling and administrative expenses	54	95	132	281
Depreciation, amortization and cost of timber harvested	34	87	58	179
Impairment of goodwill	11	—	—	11
Add:
Other special items, net (a)	11	—	2	13
Business Segment Operating Profit	$(112)	$100	$263	$251
Income (loss) before income taxes				$199
Interest (income) expense, net				39
Foreign exchange on intercompany note (b)				(1)
Corporate special items, net (a)				1
Other special items, net (a)				13
Business Segment Operating Profit				$251
(a)    Net special items in the period presented primarily include the impairment of goodwill in our France reporting unit, certain severance costs related to our salaried workforce, a pre-tax gain to adjust the recognition of a foreign value-added tax refund in Brazil, charges related to the termination of the Georgetown mill offtake agreement, and environmental reserves in Brazil.
(b)    Unallocated (income) expense related to the foreign exchange on a note receivable from our Brazilian subsidiary.

2024:

In millions	Europe	Latin America	North America	Total
Sales	$801	$974	$2,029	$3,804
Intersegment Sales	(2)	(29)	—	(31)
Net sales	799	945	2,029	3,773
Less:
Cost of products sold and other	694	617	1,438	2,749
Maintenance outages	1	18	54	73
Economic downtime	10	—	27	37
Selling and administrative expenses	52	91	167	310
Depreciation, amortization and cost of timber harvested	33	75	51	159
Add:
Other special items, net (a)	1	6	1	8
Business Segment Operating Profit	$10	$150	$293	$453
Income (loss) before income taxes				$405
Interest (income) expense, net				39
Corporate special items, net (a)				1
Other special items, net (a)				8
Business Segment Operating Profit				$453
(a)    Net special items in the period presented primarily include legal fees related to the Brazil Tax Dispute, a loss related to forest fires in Brazil, certain severance costs related to our salaried workforce, and integration costs related to the Nymölla acquisition.
2023:

In millions	Europe	Latin America	North America	Total
Sales	$821	$1,006	$1,951	$3,778
Intersegment Sales	—	(57)	—	(57)
Net sales	821	949	1,951	3,721
Less:
Cost of products sold and other	704	574	1,342	2,620
Maintenance outages	27	9	53	89
Economic downtime	38	—	85	123
Selling and administrative expenses	68	98	163	329
Depreciation, amortization and cost of timber harvested	28	68	47	143
Add:
Other special items, net (a)	19	(3)	8	24
Business Segment Operating Profit	$(25)	$197	$269	$441
Income (loss) before income taxes				$369
Interest (income) expense, net				34
Corporate special items, net (a)				14
Other special items, net (a)				24
Business Segment Operating Profit				$441

(a)    Net special items in the period presented primarily include foreign VAT refunds, transaction and integration costs related to the Nymölla acquisition, the impact of the step-up of acquired Nymölla inventory sold during the first quarter of 2023, and certain severance costs related to our salaried workforce.
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
The Company had one customer within our North America business segment that represented approximately 15%, 13% and 14% of our consolidated net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
Assets

In millions as of December 31	2025	2024
Europe	$500	$324
Latin America	1,231	1,065
North America	884	904
Corporate and Other (a)	148	311
Assets	$2,763	$2,604
(a)     Includes corporate assets.
Capital Spending

In millions	2025	2024	2023
Europe	$36	$27	$31
Latin America	116	140	112
North America	71	53	63
Corporate	1	1	4
Capital Spending	$224	$221	$210

INFORMATION BY GEOGRAPHIC AREA

External Net Sales (a)

In millions	2025	2024	2023
United States	$1,754	$2,029	$1,951
Brazil	904	971	995
Europe	741	801	821
Americas, other than United States and Brazil	—	3	11
Corporate and Intersegment Sales	(48)	(31)	(57)
Net Sales	$3,351	$3,773	$3,721
(a)Net sales are attributed to countries based on the location of the seller.

Long-Lived Assets

In millions as of December 31	2025	2024
United States	$467	$453
Brazil	737	634
Europe	207	176
Long-Lived Assets	$1,411	$1,263
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2025, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s quarter ended December 31, 2025.

AMENDMENTS OF TERMS AND CONDITIONS OF PERFORMANCE STOCK UNITS AND EXECUTIVE SEVERANCE PLAN

On February 19, 2026, the Management Development and Compensation Committee of the Company’s Board of Directors (the “Committee”), approved amending the terms and conditions of awards for performance-based restricted stock units (“PSUs”) outstanding under the Sylvamo Corporation Incentive Compensation Plan (the “Incentive Plan”). These amendments revise certain vesting terms and conditions of outstanding PSU awards, specifically in the event of a Change in Control of the Company (as defined in the Incentive Plan).

As amended, if the PSUs vest either because no qualifying Replacement Award (as defined in the Incentive Plan) is granted to recipients or upon a qualifying termination within the two-year period following the Change in Control (pursuant to the previously-existing award agreement terms and conditions), the number of shares underlying the applicable PSU award that will vest will be calculated based on the greater of actual performance through the date of the Change in Control or the target level of performance. The amendments do not otherwise change the vesting schedule provided under the existing award agreement terms and conditions.

Also on February 20, 2026, the Board of Directors approved an amendment to the Sylvamo Corporation 2021 Executive Severance Plan (the “Severance Plan”) to change the amount of the cash severance payment that would be payable to a member of the Company’s senior leadership team (other than the CEO) in the event of his or her Qualifying Termination within the two-year period following a Change in Control (in each case as defined in the Severance Plan). As amended, the cash severance payable in such instance would equal the sum of (a) two times (i) the impacted individual’s then-current Base Salary and (ii) Target Bonus and (b) his or her Pro Rata Target Bonus (as each such term is defined in the Severance Plan).

The purpose of the amendments described herein is to promote the retention of the recipients of the PSU awards and the Company’s senior leadership team, which include the Company’s named and other executive officers. These amendments were not adopted in response to any specific proposal to acquire partial or full control of the Company.

The foregoing description of the amendment to the PSU award agreements’ terms and conditions and the amendment to the Severance Plan is qualified in its entirety by reference to the full text of the amended and restated Long-Term Incentive Plan Award Agreements’ Terms and Conditions and the Amendment to Executive Severance Plan, filed as Exhibits 10.18, 10.19 and 10.23, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference from the applicable portions of the definitive proxy statement of Sylvamo related to its 2025 annual meeting of shareholders to be filed no later than 120 days after December 31, 2025 (the “Proxy Statement”).

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

3.4
Certificate of Designations designating Series B Preferred Stock of Sylvamo Corporation, as filed with the Delaware Secretary of State on November 10, 2025 (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (the “Form 8-K filed 11/10/2025”))

4.1
Form of Common Stock Certificate of Sylvamo Corporation (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 23, 2021).

4.2
Rights Agreement, dated as of November 10, 2025 between Sylvamo Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed 11/10/2025).

4.3 *	Description of Capital Stock of Sylvamo.

4.4
Indenture, dated as of September 3, 2021, among Sylvamo Corporation, International Paper Company, as Guarantor and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2021 (the “Form 8-K filed 9/3/2021”)).

4.5
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

4.6
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

10.9		Tax Matters Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/1/2021).

10.10
First Amendment, dated as of June 17, 2024, to the Tax Matters Agreement by and between International Paper Company and Sylvamo Corporation, dated as of September 30, 2021 (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.11
Supply and Offtake Agreement (Riverdale), dated as of September 30, 2021, between International Paper Company and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed 10/1/2021).

10.12
Letter Agreement, dated October 27, 2025, between Sylvamo North America, LLC, and International Paper Company (incorporated by reference to Exhibit 10.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on October 29, 2025 (the “Form 8-K filed 10/29/2025”)).

10.13		Brazil Payment Agreement, dated as of September 30, 2021, between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 10.15 to the Form 8-K filed 10/1/2021).

10.14
First Amendment to Brazil Payment Agreement, dated October 27, 2025, among International Paper Investments (Luxembourg) S.a.r.l., Sylvamo Papers Holding S.a.r.l., and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed 10/29/2025).

10.15		Fiber Purchase Agreement, dated as of September 1, 2021, between International Paper and Sylvamo North America, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed 9/3/2021).

10.16	†	Sylvamo Corporation 2021 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed 9/28/2021.)

10.17	†	2023 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to the Form 10-K filed 2/22/2023).

10.18 *	†	2024 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.19 *	†	2025 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.20 *	†	2026 Long-Term Incentive Plan Award Agreement Terms and Conditions.

10.21	†	Sylvamo Corporation 2025 Annual Incentive Plan (incorporated by reference to Exhibit 10.21 to the Form 10-K filed 2/20/2025).

10.22 * ***	†	Sylvamo Corporation 2026 Annual Incentive Plan.

10.23 *	†	Sylvamo Corporation 2021 Executive Severance Plan (restated).

10.24	†
Sylvamo Corporation Restricted Stock and Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to Sylvamo Corporation’s Registration Statement on Form 10 filed with the SEC on August 9, 2021 (the “Form 10 filed 8/9/2021”)).

10.25	†	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Form 10 filed 8/9/2021).

14.1		Code of Conduct (incorporated by reference to Exhibit 14.1 to the Form 10-K filed 2/22/2023).

19		Insider Trading Policy (incorporated by reference to Exhibit 19 to the Form 10-K filed 2/20/2025).

21.1 *		Subsidiaries.

23.1 *		Consent of Independent Registered Public Accounting Firm.

31.1 *		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *		Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 **		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97		Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K filed 2/21/24).

101.INS		XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL		Taxonomy Extension Schema.

101.CAL XBRL		Taxonomy Extension Calculation Linkbase.

101.DEF XBRL		Taxonomy Extension Definition Linkbase.

101.LAB XBRL		Taxonomy Extension Label Linkbase.

101.PRE XBRL		Extension Presentation Linkbase.

104.		Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

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

SYLVAMO CORPORATION

By:    /s/ Matthew L. Barron                                February 20, 2026

Name: Matthew L. Barron

Title: Senior Vice President and Chief Administrative and Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN V. SIMS	Chief Executive Officer, President and Director (principal executive officer)	February 20, 2026
John V. Sims

/s/ DONALD P. DEVLIN	Senior Vice President and Chief Financial Officer (principal financial officer)	February 20, 2026
Donald P. Devlin

/s/ KEVIN W. FERGUSON	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 20, 2026
Kevin W. Ferguson

/s/ CHRISTINE BREVES	Director	February 20, 2026
Christine Breves

/s/ JEANMARIE DESMOND	Director	February 20, 2026
Jeanmarie Desmond

/s/ LIZANNE M. BRUCE	Director	February 20, 2026
Lizanne M. Bruce

Signature	Title	Date

/s/ JOIA JOHNSON	Director	February 20, 2026
Joia Johnson

/s/ DAVID PETRATIS	Director and Chairman of the Board	February 20, 2026
David Petratis

/s/ JAMES ZALLIE	Director	February 20, 2026
James Zallie

APPENDIX I

2025 LISTING OF FACILITIES

UNCOATED PAPERS

U.S.:
Ticonderoga, New York
Eastover, South Carolina
Sumter, South Carolina

International:
Luiz Antônio, São Paulo, Brazil
Mogi Guaçu, São Paulo, Brazil
Três Lagoas, Mato Grosso do Sul, Brazil
Saillat, France
Nymölla, Sweden

APPENDIX II

2025 CAPACITY INFORMATION

In thousands of short tons	2025
Europe
Uncoated Papers	765
Market Pulp	130
Europe	895
Latin America
Uncoated Papers	1,105
Market Pulp	165
Latin America	1,270
North America
Uncoated Papers	975
Market Pulp	115
Total owned mill capacity	1,090
Uncoated Papers (capacity under offtake agreements)	350
Total capacity under offtake agreements	350
North America	1,440
Total	3,605

Forest Resources
We own or manage approximately 250,000 acres of forestlands in Brazil.