Form 10-Q
period 2026-03-31
Sylvamo Corp
filed 2026-05-08
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 1, 2026 was 39,736,136.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
NET SALES	$755	$821
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	630	662
Selling and administrative expenses	73	73
Depreciation, amortization and cost of timber harvested	41	40
Taxes other than payroll and income taxes	8	4
Interest expense, net	9	9
INCOME (LOSS) BEFORE INCOME TAXES	(6)	33
Income tax provision (benefit)	(3)	6
NET INCOME (LOSS)	$(3)	$27
EARNINGS (LOSS) PER SHARE
Basic	$(0.08)	$0.66
Diluted	$(0.08)	$0.65
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
NET INCOME (LOSS)	$(3)	$27
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement net loss (less taxes of $0 and $0)	1	—
Change in cumulative foreign currency translation adjustment	33	78
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $2 and $3)	4	5
Reclassification adjustment for (gains) losses included in net earnings (loss) (less tax of $1 and $1)	(2)	(3)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	36	80
COMPREHENSIVE INCOME (LOSS)	$33	$107
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$130	$135
Accounts and notes receivable, net	378	424
Contract assets	20	19
Inventories	483	418
Other current assets	86	80
Total Current Assets	1,097	1,076
Plants, Properties and Equipment, net	1,064	1,047
Forestlands	389	364
Goodwill	121	114
Right of Use Assets	54	48
Deferred Charges and Other Assets	109	114
TOTAL ASSETS	$2,834	$2,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$407	$381
Notes payable and current maturities of long-term debt	155	90
Accrued payroll and benefits	56	55
Other current liabilities	140	190
Total Current Liabilities	758	716
Long-Term Debt	766	763
Deferred Income Taxes	179	175
Other Liabilities	152	143
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 46.0 shares and 45.6 shares issued and 39.7 shares and 39.4 shares outstanding at March 31, 2026 and December 31, 2025, respectively	46	46
Paid-in capital	93	89
Retained earnings	2,493	2,514
Accumulated other comprehensive loss	(1,317)	(1,353)
	1,315	1,296
Less: Common stock held in treasury, at cost, 6.2 shares and 6.2 shares at March 31, 2026 and December 31, 2025, respectively	(336)	(330)
Total Equity	979	966
TOTAL LIABILITIES AND EQUITY	$2,834	$2,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$(3)	$27
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation, amortization, and cost of timber harvested	41	40
Deferred income tax provision (benefit), net	(4)	—
Stock-based compensation	3	6
Foreign exchange gain on intercompany note	(19)	—
Changes in operating assets and liabilities and other:
Accounts and notes receivable	54	30
Inventories	(56)	4
Accounts payable and accrued liabilities	(23)	(63)
Other	(3)	(21)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(10)	23
INVESTMENT ACTIVITIES
Invested in capital projects	(49)	(48)
CASH USED FOR INVESTMENT ACTIVITIES	(49)	(48)
FINANCING ACTIVITIES
Dividends paid	(18)	(18)
Issuance of debt	114	23
Reduction of debt	(47)	(11)
Repurchases of common stock	—	(20)
Other	4	(5)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	53	(31)
Effect of Exchange Rate Changes on Cash	1	5
Change in Cash and Temporary Investments	(5)	(51)
Cash and Temporary Investments
Beginning of the period	135	205
End of the period	$130	$154
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of Sylvamo Corporation’s ("Sylvamo's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results due to factors such as the Company’s planned maintenance outage schedule at its mills. All intercompany transactions have been eliminated. You should read these condensed consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report" or “2025 Form 10-K”), which have previously been filed with the Securities and Exchange Commission. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2025 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2026.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended March 31,
In millions	2026	2025
Europe
Uncoated Papers	$165	$170
Market Pulp	23	20
Europe	188	190
Latin America
Uncoated Papers	167	180
Market Pulp	10	13
Latin America	177	193
North America
Uncoated Papers	373	417
Market Pulp	17	21
North America	390	438
Total	$755	$821
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $2 million and $3 million are included in “Other current liabilities” as of March 31, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three months ended March 31, 2026 and 2025 is provided below:

	Three Months Ended March 31, 2026
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2025	46	$46	$89	$2,514	$(1,353)	$(330)	$966
Stock-based employee compensation	—	—	4	—	—	(6)	(2)
Share repurchases	—	—	—	—	—	—	—
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	(3)	36	—	33
Balance, Balance, March 31, 2026	46	$46	$93	$2,493	$(1,317)	$(336)	$979

	Three Months Ended March 31, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Stock-based employee compensation	—	—	7	—	—	(14)	(7)
Share repurchases	—	—	—	—	—	(20)	(20)
Dividends ($0.45 per share)	—	—	—	(19)	—	—	(19)
Comprehensive income (loss)	—	—	—	27	80	—	107
Balance, Balance, March 31, 2025	45	$45	$78	$2,463	$(1,410)	$(268)	$908

NOTE 5 OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended March 31,
In millions	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(67)	$(72)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—
Balance at end of period	(66)	(72)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,286)	(1,420)
Other comprehensive income (loss) before reclassifications	33	78
Balance at end of period	(1,253)	(1,342)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	—	2
Other comprehensive income (loss) before reclassifications	4	5
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(3)
Balance at end of period	2	4
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,317)	$(1,410)

NOTE 6 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted earnings (loss) per share by applying the treasury stock method.

There are no adjustments required to be made to net income (loss) for purposes of computing basic and diluted earnings (loss) per share.

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Net income (loss)	$(3)	$27
Weighted average common shares outstanding	39.6	40.6
Effect of dilutive securities (a)	—	0.9
Weighted average common shares outstanding - assuming dilution	39.6	41.5
Earnings (loss) per share - basic	$(0.08)	$0.66
Earnings (loss) per share - diluted	$(0.08)	$0.65
Anti-dilutive shares (b)	0.7	0.5

(a)    For the three months ended March 31, 2026, 0.3 million weighted average shares were excluded because their inclusion would have an anti-dilutive effect on net loss per share.
(b) Common stock related to service-based restricted stock units and performance-based restricted stock units were outstanding but excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $76 million and $63 million at March 31, 2026 and December 31, 2025, respectively.

Accounts and Notes Receivable

Accounts and notes receivable, net, by classification were:

In millions	March 31, 2026	December 31, 2025
Accounts and notes receivable:
Trade	$352	$399
Notes and other	26	25
Total	$378	$424

The allowance for expected credit losses was $18 million and $17 million at March 31, 2026 and December 31, 2025, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2026	December 31, 2025
Raw materials	$69	$69
Finished paper and pulp products	281	217
Operating supplies	122	122
Other	11	10
Total	$483	$418

Plants, Properties and Equipment, Net

Accumulated depreciation was $4.0 billion and $3.9 billion at March 31, 2026 and December 31, 2025, respectively. Depreciation expense was $33 million and $33 million for the three months ended March 31, 2026 and 2025, respectively.

Additions to plants, property and equipment included within accounts payable were $11 million and $20 million each at March 31, 2026 and December 31, 2025.

Accounts Payable

The Company maintains supplier finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supplier finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding obligations to financial institutions related to supplier financing programs were $6 million and $3 million as of March 31, 2026 and December 31, 2025, respectively.

Interest Expense, Net

Interest payments of $13 million and $12 million were made during the three months ended March 31, 2026 and 2025, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2026	2025
Interest expense	$12	$12
Interest income	(2)	(2)
Capitalized interest costs	(1)	(1)
Total	$9	$9

Asset Retirement Obligations

As of March 31, 2026 and December 31, 2025, we have recorded liabilities of $29 million and $29 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 8 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have remaining lease terms of up to 15 years. Total lease cost was $15 million and $15 million for the three months ended March 31, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Right of use assets	$54	$48
Finance lease assets	Plants, properties, and equipment, net (a)	19	20
Total leased assets		$73	$68
Liabilities
Current
Operating	Other current liabilities	$19	$21
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	41	34
Finance	Long-term debt	12	12
Total lease liabilities		$75	$70

(a)Finance leases are recorded net of accumulated amortization of $21 million and $20 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 9 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the three months ended March 31, 2026:

In millions	Europe	Latin America	North America	Total
Balance as of Balance as of December 31, 2025
Goodwill	$13	$114	$—	$127
Accumulated impairment losses	(13)	—	—	(13)
	$—	$114	$—	$114
Currency translation and other	—	7	—	7
Balance as of Balance as of March 31, 2026
Goodwill	13	121	—	134
Accumulated impairment losses	(13)	—	—	(13)
Total	$—	$121	$—	$121
NOTE 10 INCOME TAXES
An income tax benefit of $3 million was recorded for the three months ended March 31, 2026, and the reported effective income tax rate was 50%. An income tax provision of $6 million was recorded for the three months ended March 31, 2025, and the reported effective income tax rate was 18%.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $113 million in tax, and $313 million in interest, penalties and fees as of March 31, 2026 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The Brazilian tax authorities have appealed the favorable ruling. One third of the disputed amounts was under challenge at the Brazilian administrative court level and was not part of the ruling. In November 2025, the administrative court upheld the assessments for the remaining one third of the disputed amounts. In January 2026, Sylvamo Brasil’s challenge of the administrative ruling was filed in the Brazilian federal court system. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of March 31, 2026.

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

As of March 31, 2026, the Company has recorded an immaterial liability for the environmental testing and analysis and a third-party review of the results and risk. While this matter could in the future have a material impact on our results of operations and cash flows, the Company is unable to estimate its potential liability. The Company’s liability will depend upon what additional studies and what remediation, beyond vegetation of the basins, may be required by CETESB, which in turn will depend partly upon CETESB’s assessment of information from the Company’s environmental testing and analysis and the third-party review of the results and risk.

Taxes Other Than Payroll Taxes

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $56 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $20 million in tax and $36 million in interest and penalties. As of March 31, 2026, no reserve has been recorded by the Company because the risk of loss is not probable.

Since 2012, the Company has been involved in a dispute with Brazilian tax authorities concerning VAT credits taken in 2009 and 2010 related to imported materials used in the Company’s operations. The potential liability of $27 million includes $6 million of tax and $21 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Also, since 2016, the Company has been involved in a similar, separate dispute concerning VAT credits taken in 2011 through 2013. The potential liability for this matter is $18 million which includes $4 million of tax and $14 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Although initially not material, the potential liability for these disputes has become material over time due to variations in currency exchange rates and the accumulation of interest. The Company is vigorously defending both cases in Brazilian courts. If the Company fails to prevail in either case, it could set a precedent for the other case. As of March 31, 2026, no reserve has been recorded by the Company because the risk of loss in both cases is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	March 31, 2026	December 31, 2025
Term Loan F - due 2027 (a)	$256	$255
Term Loan F-2 - due 2031 (a)	216	219
Term Loan A - due 2029 (a)	204	206
Securitization Program	87	90
Financing Leases	15	16
Other Financing Arrangements	11	—
Less: current portion	(23)	(23)
Total	$766	$763

(a) As of March 31, 2026 and December 31, 2025, amounts are presented net of an aggregate total of $4 million and $4 million, respectively, in unamortized debt issuance costs across the three term loans.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of March 31, 2026 and December 31, 2025, the Company had $132 million and $67 million of outstanding borrowings on the Revolving Credit Facility, respectively, and an available borrowing capacity of $268 million and $333 million, respectively. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2027. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended March 31, 2026 was 4.75%, and the average interest rate for the year ended December 31, 2025 was 5.28%. In May 2026, the Company amended the existing accounts receivable finance facility to extend the maturity to 2029.

Term Loans

In May 2026, as a result of debt refinancing, the Company entered into a new senior secured term loan facility which provided an aggregate principal amount of $357 million (“Term Loan F-3”) maturing in 2032. A portion of the proceeds from Term Loan F-3 were used to fully repay the outstanding principal balance of Term Loan F of $257 million, effectively extending the maturity date of the loan. The remaining proceeds are being used to repay $100 million of the amount outstanding under the Revolving Credit Facility.

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

Patronage Credits

We are receiving interest patronage credits under the Term Loan F and Term Loan F-2. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F was approximately 4.62% and 4.67% as of March 31, 2026 and December 31, 2025, respectively, and the effective net interest rate on the Term Loan F-2 was approximately 5.02% and 5.07% as of March 31, 2026 and December 31, 2025, respectively.

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

			March 31, 2026			December 31, 2025
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F-2	3.80% to 3.82%	2029	$217	$—	$2	$220	$—	$3
Term Loan A	4.13% to 4.16%	2028	205	—	2	208	—	4

(a) The total notional amounts of Term Loan F-2 and Term Loan A amortize quarterly until maturity.

Other Financing Arrangements

During the first quarter of 2026, the Company entered into a sale‑leaseback arrangement for certain land and warehouse assets which was accounted for as a financing transaction under U.S. GAAP. Accordingly, the proceeds received were recorded as a financing obligation, and the assets will continue to be recognized within “Plants, Properties, and Equipment”. No gain or loss was recognized in connection with the transaction.

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

As of March 31, 2026, we were in compliance with our debt covenants.

NOTE 13 PENSION AND POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plans

The Company sponsors and maintains pension plans for the benefit of certain of the Company’s employees. The service and non-service cost components of net periodic pension expense for these employees is recorded within “Cost of products sold”

and “Selling and administrative expenses”. The assets and liabilities related to plans sponsored by the Company are reflected in “Deferred charges and other assets” and “Other liabilities”, respectively.

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the three months ended March 31, 2026 and March 31, 2025 was immaterial.

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

NOTE 14 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of March 31, 2026, 1,945,447 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended March 31,
In millions	2026	2025
Total stock-based compensation expense (included in "Selling and administrative expense")	$3	$6

As of March 31, 2026, $29 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

NOTE 15 FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company’s three business segments, Europe, Latin America and North America, are organized by geography. These segments are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products.

Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. We define business segment operating profit as our income from continuing operations before income taxes calculated in accordance with GAAP, excluding net interest expense, the impact of foreign exchange on a note receivable from our Brazilian subsidiary, and net business and corporate special items.

The chief operating decision maker uses business segment operating profit to allocate resources (primarily capital spending) for each segment predominantly during the annual strategic planning, budgeting and forecasting processes. The chief operating decision maker also considers actual performance variances in business segment operating profits on a monthly basis to assess the performance of the segments. The Company’s chief operating decision maker is the President and Chief Executive Officer.

Sales by business segment are determined using a management approach and include intersegment sales (which are eliminated in consolidation). External sales in the External Net Sales table are defined as those that are made to parties outside the Company’s combined group.

Information By Business Segment

Net Sales and Business Segment Operating Profit (Loss)

Three Months Ended March 31, 2026:

In millions	Europe	Latin America	North America	Total
Sales	$190	$187	$390	$767
Intersegment sales	(2)	(10)	—	(12)
Net sales	$188	$177	$390	$755
Less:
Cost of products sold and other	211	125	303	639
Maintenance outages	—	3	14	17
Economic downtime	—	—	—	—
Selling and administrative expenses	13	24	36	73
Depreciation, amortization and cost of timber harvested	8	21	12	41
Add:
Other special items, net (a)	—	—	—	—
Business Segment Operating Profit (Loss)	$(44)	$4	$25	$(15)
Income (loss) before income taxes				$(6)
Interest expense, net				9
Foreign exchange gain on intercompany note (b)				(19)
Corporate special items, net (a)				1
Business Segment Operating Profit (Loss)				$(15)

(a) Net special items in the period presented primarily include other charges.
(b)    Unallocated gain related to the foreign exchange on a note receivable from our Brazilian subsidiary, which is recorded within “Cost of products sold”.

Three Months Ended March 31, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$190	$199	$438	$827
Intersegment sales	—	(6)	—	(6)
Net sales	$190	$193	$438	$821
Less:
Cost of products sold and other	179	128	329	636
Maintenance outages	12	1	14	27
Economic downtime	—	—	3	3
Selling and administrative expenses	15	21	37	73
Depreciation, amortization and cost of timber harvested	8	18	14	40
Add:
Other special items, net (a)	—	1	1	2
Business Segment Operating Profit (Loss)	$(24)	$26	$42	$44
Income (loss) before income taxes				$33
Interest expense, net				9
Other special items, net (a)				2
Business Segment Operating Profit				$44

(a) Net special items in the period presented primarily include charges related to the termination of the Georgetown mill offtake agreement and environmental reserves in Brazil.

Assets

In millions	March 31, 2026	December 31, 2025
Europe	$497	$500
Latin America	1,259	1,231
North America	945	884
Corporate and other	133	148
Assets	$2,834	$2,763

Capital Spending

	Three Months Ended March 31,
In millions	2026	2025
Europe	$5	$10
Latin America	21	27
North America	23	11
Capital Spending	$49	$48

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in “Financial Information” of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2025, 2024 and 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2025 Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements.”
EXECUTIVE SUMMARY

First quarter 2026 net loss was $3 million ($0.08 per diluted share) compared with net income of $27 million ($0.65 per diluted share) for the first quarter of 2025. Net sales were $755 million in the current quarter compared with $821 million in the prior year. Cash used for operations was $10 million compared to cash provided by operations of $23 million in the first quarter of last year. Adjusted EBITDA was $29 million and our adjusted EBITDA margin was 4% compared to $90 million and an adjusted EBITDA margin of 11% in the first quarter of 2025. Free cash flow was $(59) million compared to $(25) million in the first quarter of 2025.

2026 is a transition year as we work through some short-term capacity constraints resulting from the termination of the Riverdale supply agreement at the end of April and the extended outage at Eastover later this year as we execute our strategic investments. Comparing our performance in the first quarter of 2026 to the prior year, volume decreased, primarily due to lower North America volume as we build inventory in response to the end of the Riverdale mill supply agreement and the extended Eastover mill outage later in the year. Price and mix decreased primarily in Europe. Operations and costs and input costs were unfavorable. Planned maintenance outage costs were lower as the prior year outage in our Saillat mill did not repeat. We continued to return cash to shareowners through an $18 million dividend payment during the quarter.

Our high-return strategic investments at our Eastover mill are on track and making solid progress. These projects will generate incremental earnings and cash flow over the long term. On May 7, 2026, we completed the refinancing of our accounts receivable securitization facility and Term Loan F to extend our debt maturity profile in order to sustain flexibility and maintain a strong financial position. With a strong financial position we can navigate geopolitical and economic challenges and focus on improving our customer experience, continue reinvesting in low-risk, high-return projects as well as execute through the end of the Riverdale supply and the Eastover mill outage later this year.

BUSINESS SEGMENT RESULTS

Overview
Management provides business segment operating profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business segment operating profit is reconciled to Income (loss) before income taxes, the most directly comparable GAAP measure. Business segment operating profit may be determined or calculated differently by other companies and therefore may not be comparable among companies.

The following table presents a comparison of Income (loss) before taxes to business segment operating profit:

	Three Months Ended March 31,
In millions	2026	2025
Income (Loss) Before Income Taxes	$(6)	$33
Interest expense, net	9	9
Foreign exchange gain on intercompany note	(19)	—
Net special items expense (b)	1	2
Business Segment Operating Profit (Loss) (a)	$(15)	$44
Europe	$(44)	$(24)
Latin America	4	26
North America	25	42
Business Segment Operating Profit (Loss) (a)	$(15)	$44
(a)    We define business segment operating profit (loss) as our income (loss) before income taxes calculated in accordance with GAAP, excluding net interest expense, the impact of foreign exchange on a note receivable from our Brazilian subsidiary and net special items. We believe that business segment operating profit (loss) is an important indicator of operating performance as it is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments.
(b)    Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil and other charges.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following tables present net sales and operating profit (loss), which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment for more information on the Company’s segments.

Europe

	Three Months Ended March 31,
In millions	2026	2025
Sales	$190	$190
Operating Profit (Loss)	$(44)	$(24)

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our Europe business segment sales were consistent with the same period in 2025, primarily due to lower sales price and mix ($16 million) and lower volumes ($4 million) which were offset by favorable foreign exchange ($20 million).

Europe operating losses were $20 million higher than the same period in 2025, primarily driven by lower sales price and mix ($16 million), lower volumes ($3 million) and higher operating ($9 million) and input costs ($4 million), primarily for energy, which more than offset lower planned maintenance outages ($12 million).

Latin America

	Three Months Ended March 31,
In millions	2026	2025
Sales	$187	$199
Operating Profit	$4	$26

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our Latin America business segment sales decreased $12 million compared to the same period in 2025, primarily driven by lower sales price and mix ($8 million) and lower volumes ($13 million), partially offset by favorable foreign exchange ($9 million).

Operating profit for Latin America was $22 million lower than the same period in 2025, primarily due to lower sales price and mix ($8 million), higher operating costs ($11 million), lower volumes ($3 million) and higher planned maintenance outages ($2 million) which more than offset lower input costs ($2 million), primarily for purchased fiber.

North America

	Three Months Ended March 31,
In millions	2026	2025
Sales	$390	$438
Operating Profit	$25	$42

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Our North America business segment sales decreased $48 million compared to the same period in 2025, primarily due to lower sales price and mix ($6 million) and lower volumes ($42 million).

Operating profit for North America was $17 million lower than the same period in 2025, primarily due to lower volumes ($12 million), lower sales price and mix ($6 million) and higher input costs ($14 million), primarily due to higher energy, chemicals and distribution costs, which more than offset lower operating costs ($12 million) and lower unabsorbed costs due to economic downtime ($3 million).

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

	Three Months Ended March 31,
In millions	2026	2025
Net Income (Loss)	$(3)	$27
Income tax provision (benefit)	(3)	6
Interest expense, net	9	9
Depreciation, amortization and cost of timber harvested	41	40
Stock-based compensation	3	6
Foreign exchange gain on intercompany note	(19)	—
Net special items expense (a)	1	2
Adjusted EBITDA (b)	$29	$90
Net Sales	$755	$821
Adjusted EBITDA Margin	4%	11%

(a) Net special items represent income or expenses that are incurred periodically, rather than on a regular basis. Net special items in the periods presented primarily include charges related to the termination of the Georgetown mill offtake agreement, environmental reserves in Brazil and other charges.
(b)     We define Adjusted EBITDA (non-GAAP) as net income (loss) (GAAP), net of taxes plus the sum of income taxes, net interest expense, depreciation, amortization and cost of timber harvested, stock-based compensation, the impact of foreign exchange on a note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, special items.
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
The following is a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
In millions	2026	2025
Cash provided by (used for) operating activities	$(10)	$23
Adjustments:
Cash invested in capital projects	(49)	(48)
Free Cash Flow	$(59)	$(25)

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

Operating Activities

Cash used for operating activities totaled $10 million for the three months ended March 31, 2026, compared with cash provided by operating activities of $23 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities in 2026 relates primarily to lower net income offset by timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $28 million for the three months ended March 31, 2026, compared with cash used for working capital components of $50 million for the three months ended March 31, 2025. The three months ended March 31, 2026 working capital components primarily reflect $54 million of cash provided by our accounts and notes receivables, offset by $56 million, $23 million and $3 million of cash used for our inventories, accounts payable and accrued liabilities, and other operating activities, respectively. The three months ended March 31, 2025 working capital components primarily reflect $30 million and $4 million of cash provided by our accounts and notes receivable and inventories, offset by $63 million and $21 million of cash used for our accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash used for investing activities for the three months ended March 31, 2026 increased from the three months ended March 31, 2025, due to increased capital spending in the current year.

The following table shows capital spending by business segment:

	Three Months Ended March 31,
In millions	2026	2025
Europe	$5	$10
Latin America	21	27
North America	23	11
Capital Spending	$49	$48
Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2026 primarily reflects the payments of $15 million, $3 million, $3 million, and $25 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, Term Loan A, and Revolving Credit Facility, respectively. These amounts are primarily offset by a draw on our AR Securitization and Revolving Credit Facility of $13 million and $90 million, respectively, as well as a receipt of $11 million from other financing arrangements. During the three months ended March 31, 2026 the Company also paid $18 million in dividends and repurchased no shares pursuant to our share repurchase program. Cash used for financing activities for the three months ended March 31, 2025 primarily reflects the payments of $5 million, $3 million, and $3 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, and Term Loan A, respectively. These amounts are primarily offset by a draw on our AR Securitization of $22 million. During the three months ended March 31, 2025 the Company also paid $18 million in dividends and repurchased $20 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2025 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2025. We continue to make the contractually required payments, and, therefore, the 2025 obligations and commitments described in our 2025 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the three months ended March 31, 2026, we have invested approximately $49 million, or 6.5% of net sales, in total capital expenditures. Over that period, we spent approximately $28 million, or 3.7% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $21 million, or 2.8% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $165 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $95 million on high-return projects in 2026.

PILLAR TWO DIRECTIVE

The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules established a minimum global effective tax rate of 15% on country-by-country profits of large multinational companies. European Union member states along with many other countries have adopted or expect to adopt the OECD Pillar Two Model effective January 1, 2024, or thereafter. The OECD and other countries continue to publish guidelines and legislation that include transition and safe harbor rules. We continue to monitor new legislative changes and assess the global impact of the Pillar Two Model Rules. Based on our initial assessment, Pillar Two should not have a material impact to the Company’s income tax provision.

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

The Company has included in the 2025 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2026.

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

Forward-looking statements are not guarantees of future performance. Any or all forward-looking statements may turn out to be incorrect, and actual results could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are based on current expectations and the current economic environment. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors that are difficult to predict. Although it is not possible to identify all of these risks, uncertainties and other factors, the impact of the following factors, among others, on us or on our suppliers or customers, could cause our actual results to differ from those in the forward-looking statements: global or regional economic, civil, political conditions or trade developments, including protective trade measures and the Middle East conflict; adverse climate and weather conditions, including risks to our forestlands and mills from drought, fires or floods; reduced demand for our products due to the cyclical nature of the paper industry, the industry-wide secular decline in paper demand, or competition from other businesses; increased costs or reduced availability of the raw materials, energy, transportation (truck, rail and ocean) and labor needed to manufacture and deliver our products; disruptions at our manufacturing facilities; information technology risks including potential cybersecurity breaches affecting us or third parties with which we do business; extensive environmental, tax and other laws and regulations in Brazil, Europe, the United States and other jurisdictions to which we are subject, including our compliance costs and risk of liability and loss for violations; our reliance on a small number of customers; and the factors disclosed in Item 1A. Risk Factors of our 2025 Form 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”), including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q.

We assume no obligation to update any forward-looking statements made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosures about market risk is shown on page 41 of the Company’s 2025 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the first quarter of 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2025 Form 10-K. There have been no material changes to the risk factors described in the 2025 Form 10-K. The risk factors in Item 1A. Risk Factors in the 2025 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
January 1, 2026 - January 31, 2026	8,719	$48.15	—	$150
February 1, 2026 - February 28, 2026	157	$48.94	—	$150
March 1, 2026 - March 31, 2026	105,943	$46.30	—	$150
Total	114,819		—
(a) 114,819 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In 2023 and again in the third quarter of 2025, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $450 million. As of March 31, 2026, $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the three months ended March 31, 2026.

ITEM 5.    OTHER INFORMATION

Accounts Receivable Securitization Program

On May 7, 2026, Sylvamo North America, LLC (the “Subsidiary”), a wholly-owned subsidiary of the Company, and Sylvamo Receivables, LLC (the “Borrower”), a wholly-owned, “bankruptcy remote” special purpose subsidiary of the Subsidiary, entered into Amendment No. 5 (“Amendment No. 5”) to the Receivables Financing Agreement, dated as of September 30, 2022, among the Borrower, the Subsidiary as initial servicer, PNC Bank, National Association (“PNC”), as Administrative Agent, the lenders from time to time party thereto, and PNC Capital Markets LLC as structuring agent. On May 7, 2026, the Subsidiary, Borrower and PNC also entered into Amendment No. 1 to the Purchase and Sale Agreement dated as of September 30, 2022, and the Company entered into an Amended and Restated Performance Guaranty in favor of PNC, to conform such agreements to Amendment No. 5 (collectively, the “Related Amendments”).

Amendment No. 5 and the Related Amendments extend the maturity of the Company’s securitization program from July 30, 2027, to May 7, 2029. The securitization program is an accounts receivable finance facility, pursuant to which the Subsidiary sells to the Borrower, on a continuous revolving basis and without recourse, all U.S. originated trade accounts receivable, together with the rights to collections thereof, related security and certain related rights (including proceeds from qualified insurance providers), unless specifically excluded. Other than the maturity extension, the material terms and conditions of the securitization program remain substantially consistent with those in place prior to Amendment No. 5 and the Related Amendments.

This description does not purport to be complete and is qualified in its entirety by reference to Amendment No. 5, a copy of which is attached hereto as Exhibit 10.6, and the Related Amendments, copies of which are attached hereto as Exhibits 10.7 and 10.8, and incorporated herein by reference.

Farm Credit Term Loans Facility

On May 7, 2026, the Company entered into amendment No. 2 (“Amendment No. 2”) to the Farm Credit Agreement, dated as of July 31, 2024 (the “Farm Credit Agreement”), among the Company, CoBank, ACB, as Administrative Agent, and the lenders from time to time party thereto. Amendment No. 2 created a new Term Loan F-3 Facility with a maturity date of May 7, 2032 (the “Term Loan F-3 Facility”).

The principal amount of the Term Loan F-3 Facility is $357 million. At closing of the Term Loan F-3 Facility on May 7, 2026, the then-existing Term Loan F Facility, which had a maturity date of September 13, 2027 and an outstanding loan amount of $257 million (the “Term Loan F Facility”), was replaced in full by the Term Loan F-3 Facility, effectively extending the maturity date applicable to the $257 million loan. The Company borrowed the remaining $100 million of the Term F-3 Facility to repay a portion of the amount outstanding under the Company’s revolving credit facility.

The Term Loan F-3 Facility initially has an annual rate equal to, at the Company’s option, (i) SOFR plus an applicable margin initially set at 2.05%, or (ii) the base rate plus an applicable margin initially set at 1.05%. At closing, the Company elected option (i). Following the Company’s delivery of financial statements for the quarter ended June 30, 2026, interest rate spreads will be determined by reference to a leveraged-based pricing grid.

The Company is required to make quarterly principal payments under the Term Loan F-3 Facility beginning September 30, 2026 and each subsequent fiscal quarter thereafter, equal to 1.25% of the original principal amount of the $357 million loan (i.e., approximately $4.46 million), with the balance due and payable on the maturity date.

The material terms and conditions of the Farm Credit Agreement, including in respect of guarantees and security, are substantially consistent with those in place prior to Amendment No. 2, but for the terms of the new Term Loan F-3 Facility and the elimination of a 10bps SOFR “credit spread adjustment” applicable to all facilities.

This description does not purport to be complete and is qualified in its entirety by reference to Amendment No. 2, a copy of which is attached hereto as Exhibit 10.9 and incorporated herein by reference.

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

3.4
Certificate of Designations designating Series B Preferred Stock of Sylvamo Corporation, as filed with the Delaware Secretary of State on November 10, 2025 (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (the “Form 8-K filed 11/10/2025”))

10.1
2024 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.18 to Sylvamo Corporation’s Annual Report on Form 10-K filed with the SEC on February 20, 2026 (the “Form 10-K filed 2/20/2026).

10.2	2025 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.19 to the Form 10-K filed 2/20/2026).

10.3	2026 Long-Term Incentive Plan Award Agreement Terms and Conditions (incorporated by reference to Exhibit 10.20 to the Form 10-K filed 2/20/2026).

10.4	Sylvamo Corporation 2026 Annual Incentive Plan (incorporated by reference to Exhibit 10.22 to the Form 10-K filed 2/20/2026).

10.5	Sylvamo Corporation 2021 Executive Severance Plan (restated) (incorporated by reference to Exhibit 10.23 to the Form 10-K filed 2/20/2026).

10.6*	Amendment No. 5, dated as of May 7, 2026, to the Receivables Financing Agreement dated as of September 30, 2022.

10.7*	Amendment No. 1, dated as of May 7, 2026, to the Purchase and Sale Agreement dated as of September 30, 2022.

10.8*	Amended and Restated Performance Guaranty, dated as of May 7, 2026.

10.9*	Amendment No. 2, dated May 7, 2026, to the Farm Credit Agreement dated as of July 31, 2024.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: May 8, 2026	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller