Form 10-Q
period 2026-06-30
Sylvamo Corp
filed 2026-08-07
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 31, 2026 was 39,760,243.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES	$806	$794	$1,561	$1,615
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	674	640	1,304	1,302
Selling and administrative expenses	69	72	142	145
Depreciation, amortization and cost of timber harvested	43	45	84	85
Taxes other than payroll and income taxes	8	7	16	11
Interest expense, net	11	10	20	19
INCOME (LOSS) BEFORE INCOME TAXES	1	20	(5)	53
Income tax provision	12	5	9	11
NET INCOME (LOSS)	$(11)	$15	$(14)	$42
EARNINGS (LOSS) PER SHARE
Basic	$(0.28)	$0.37	$(0.35)	$1.03
Diluted	$(0.28)	$0.37	$(0.35)	$1.02
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(11)	$15	$(14)	$42
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement net loss	—	1	1	1
Pension and postretirement liability adjustments	—	(1)	—	(1)
Change in cumulative foreign currency translation adjustment	—	69	33	147
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $1, $0, $3 and $3)	3	—	7	5
Reclassification adjustment for (gains) losses included in net earnings (less tax of $1, $1, $2 and $2)	(2)	(2)	(4)	(5)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	67	37	147
COMPREHENSIVE INCOME (LOSS)	$(10)	$82	$23	$189
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash and temporary investments	$123	$135
Accounts and notes receivable, net	366	424
Contract assets	26	19
Inventories	503	418
Other current assets	89	80
Total Current Assets	1,107	1,076
Plants, Properties and Equipment, net	1,093	1,047
Forestlands	393	364
Goodwill	121	114
Right of Use Assets	60	48
Deferred Charges and Other Assets	101	114
TOTAL ASSETS	$2,875	$2,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$422	$381
Notes payable and current maturities of long-term debt	121	90
Accrued payroll and benefits	52	55
Other current liabilities	157	190
Total Current Liabilities	752	716
Long-Term Debt	843	763
Deferred Income Taxes	171	175
Other Liabilities	154	143
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 46.0 shares and 45.6 shares issued and 39.8 shares and 39.4 shares outstanding at June 30, 2026 and December 31, 2025, respectively	46	46
Paid-in capital	97	89
Retained earnings	2,464	2,514
Accumulated other comprehensive loss	(1,316)	(1,353)
	1,291	1,296
Less: Common stock held in treasury, at cost, 6.2 shares and 6.2 shares at June 30, 2026 and December 31, 2025, respectively	(336)	(330)
Total Equity	955	966
TOTAL LIABILITIES AND EQUITY	$2,875	$2,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$(14)	$42
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	84	85
Deferred income tax provision (benefit), net	—	(5)
Stock-based compensation	6	13
Foreign exchange gain on intercompany note	(20)	—
Changes in operating assets, liabilities and other:
Accounts and notes receivable	65	77
Inventories	(76)	—
Accounts payable and accrued liabilities	(2)	(79)
Other	(15)	(46)
CASH PROVIDED BY OPERATING ACTIVITIES	28	87
INVESTMENT ACTIVITIES
Invested in capital projects	(110)	(114)
Other	1	—
CASH USED FOR INVESTMENT ACTIVITIES	(109)	(114)
FINANCING ACTIVITIES
Dividends paid	(36)	(36)
Issuance of debt	571	48
Reduction of debt	(469)	(40)
Repurchases of common stock	—	(40)
Other	2	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	68	(76)
Effect of Exchange Rate Changes on Cash	1	11
Change in Cash and Temporary Investments	(12)	(92)
Cash and Temporary Investments
Beginning of the period	135	205
End of the period	$123	$113
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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2025 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2026, with the exception of the below policies that were updated or added.

Revenue Recognition

Generally, the Company recognizes revenue on a point-in-time basis when the Company transfers control of the goods to the customer. Control typically transfers upon shipment or delivery, depending on the applicable shipping terms, at which point the customer obtains legal title and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time, which is as the goods are produced and have no alternative use.

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

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 3 Revenue Recognition for further details.

Inventories

Inventories are valued at the lower of cost or market value and include costs directly associated with manufacturing products: materials, labor, first leg freight and manufacturing overhead. In the United States, costs of raw materials and finished paper and pulp products are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods and are held at the lower of cost or net realizable value. See Note 7 Supplementary Financial Statement Information for further details.

Forestlands

The Company owns approximately 250,000 acres of forestlands in Brazil. Forestlands include owned property as well as certain timber harvesting rights with terms of one or more years, and are stated at cost, less cost of timber harvested. Costs related to acquiring and growing timber, including site preparation, seedlings, planting, fertilization, forest management and other direct support costs, are capitalized. Depletion costs attributable to a specific timber plot are recorded within “Cost of timber harvested” as timber is cut. The depletion rates for timber plots are determined annually based on the relationship of incurred costs to estimated recoverable timber volume. See Note 7 Supplementary Financial Statement Information for further details.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Europe
Uncoated Papers	$168	$162	$333	$332
Market Pulp	24	19	47	39
Europe	192	181	380	371
Latin America
Uncoated Papers	193	181	360	361
Market Pulp	10	13	20	26
Latin America	203	194	380	387
North America
Uncoated Papers	398	398	772	814
Market Pulp	13	21	29	43
North America	411	419	801	857
Total	$806	$794	$1,561	$1,615
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $3 million and $3 million are included in “Other current liabilities” as of June 30, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three and six months ended June 30, 2026 and 2025 is provided below:

	Three Months Ended June 30, 2026
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2026	46	$46	$93	$2,493	$(1,317)	$(336)	$979
Stock-based employee compensation	—	—	4	—	—	—	4
Share repurchases	—	—	—	—	—	—	—
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	(11)	1	—	(10)
Balance, June 30, 2026	46	$46	$97	$2,464	$(1,316)	$(336)	$955

	Six Months Ended June 30, 2026
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2025	46	$46	$89	$2,514	$(1,353)	$(330)	$966
Stock-based employee compensation	—	—	8	—	—	(6)	2
Share repurchases	—	—	—	—	—	—	0
Dividends ($0.90 per share)	—	—	—	(36)	—	—	(36)
Comprehensive income (loss)	—	—	—	(14)	37	—	23
Balance, June 30, 2026	46	$46	$97	$2,464	$(1,316)	$(336)	$955

	Three Months Ended June 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, March 31, 2025	45	$45	$78	$2,463	$(1,410)	$(268)	$908
Stock-based employee compensation	—	—	7	—	—	—	7
Share repurchases	—	—	—	—	—	(20)	(20)
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	15	67	—	82
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959

	Six Months Ended June 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Share-based employee compensation	—	—	14	—	—	(14)	—
Share repurchases	—	—	—	—	—	(40)	(40)
Dividends ($0.90 per share)	—	—	—	(37)	—	—	(37)
Comprehensive income (loss)	—	—	—	42	147	—	189
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959

NOTE 5 OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(66)	$(72)	$(67)	$(72)
Other comprehensive income (loss) before reclassifications	—	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1	1
Balance at end of period	(66)	(72)	(66)	(72)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,253)	(1,342)	(1,286)	(1,420)
Other comprehensive income (loss) before reclassifications	—	69	33	147
Balance at end of period	(1,253)	(1,273)	(1,253)	(1,273)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	2	4	—	2
Other comprehensive income (loss) before reclassifications	3	—	7	5
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)	(4)	(5)
Balance at end of period	3	2	3	2
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,316)	$(1,343)	$(1,316)	$(1,343)

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

There are no adjustments required to be made to net income (loss) for purposes of computing basic and diluted earnings (loss) per share.

Basic and diluted earnings (loss) per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income (loss)	$(11)	$15	$(14)	$42
Weighted average common shares outstanding	39.8	40.6	39.7	40.6
Effect of dilutive securities (a)	—	0.5	—	0.7
Weighted average common shares outstanding - assuming dilution	39.8	41.1	39.7	41.3
Earnings (loss) per share - basic	$(0.28)	$0.37	$(0.35)	$1.03
Earnings (loss) per share - diluted	$(0.28)	$0.37	$(0.35)	$1.02
Anti-dilutive shares (b)	0.5	0.2	0.4	0.1

(a)    For the three months and six months ended June 30, 2026, 0.2 million and 0.3 million weighted average shares, respectively, were excluded because their inclusion would have an anti-dilutive effect on net loss per share.
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

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $64 million and $63 million at June 30, 2026 and December 31, 2025, respectively.

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, by classification were:

In millions	June 30, 2026	December 31, 2025
Accounts and notes receivable:
Trade	$342	$399
Notes and other	24	25
Total	$366	$424

The allowance for expected credit losses was $18 million and $17 million at June 30, 2026 and December 31, 2025, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2026	December 31, 2025
Raw materials	$70	$69
Finished paper and pulp products	299	217
Operating supplies	124	122
Other	10	10
Total	$503	$418

Plants, Properties and Equipment, Net

Accumulated depreciation was $4.0 billion and $3.9 billion at June 30, 2026 and December 31, 2025, respectively. Depreciation expense was $33 million and $33 million for the three months and $66 million and $66 million for the six months ended June 30, 2026 and 2025, respectively.

Additions to plants, property and equipment included within “Accounts payable” were $18 million and $20 million at June 30, 2026 and December 31, 2025, respectively.

Forestlands

Depletion expense, recorded within “Depreciation, amortization and cost of timber harvested”, was $10 million and $11 million for the three months and $17 million and $18 million for the six months ended June 30, 2026 and 2025, respectively.

Accounts Payable

The Company maintains supplier finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supplier finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding obligations to financial institutions related to supplier financing programs were $10 million and $3 million as of June 30, 2026 and December 31, 2025, respectively.

Interest Expense, Net

Interest payments of $26 million and $24 million were made during the six months ended June 30, 2026 and 2025, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Interest expense (a)	$15	$12	$27	$24
Interest income	(2)	(1)	(4)	(3)
Capitalized interest costs	(2)	(1)	(3)	(2)
Total	$11	$10	$20	$19

(a) Interest expense for the three and six months ended June 30, 2026 includes $2 million of debt extinguishment cost related to the repayment of Term Loan F.

Asset Retirement Obligations

As of June 30, 2026 and December 31, 2025, we have recorded liabilities of $29 million and $29 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 8 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have remaining lease terms of up to 15 years. Total lease cost was $16 million and $15 million for the three months and $31 million and $30 million for the six months ended June 30, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Right of use assets	$60	$48
Finance lease assets	Plants, properties, and equipment, net (a)	19	20
Total leased assets		$79	$68
Liabilities
Current
Operating	Other current liabilities	$21	$21
Finance	Notes payable and current maturities of long-term debt	3	3
Noncurrent
Operating	Other Liabilities	45	34
Finance	Long-term debt	11	12
Total lease liabilities		$80	$70

(a)Finance leases are recorded net of accumulated amortization of $22 million and $20 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 9 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the six months ended June 30, 2026:

In millions	Europe	Latin America	North America	Total
Balance as of December 31, 2025
Goodwill	$13	$114	$—	$127
Accumulated impairment losses	(13)	—	—	(13)
	—	114	—	114
Currency translation and other	—	7	—	7
Balance as of June 30, 2026
Goodwill	13	121	—	134
Accumulated impairment losses	(13)	—	—	(13)
Total	$—	$121	$—	$121
NOTE 10 INCOME TAXES
An income tax provision of $12 million and $9 million was recorded for the three and six months ended June 30, 2026, respectively, and the reported effective income tax rate was 1200% and (180)%, respectively. The effective income tax rate for these periods was primarily driven by a $12 million valuation allowance on certain foreign deferred tax assets which are not expected to be realized due to a planned internal merger. An income tax provision of $5 million and $11 million was recorded for the three and six months ended June 30, 2025, respectively, and the reported effective income tax rate was 25% and 21%, respectively.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $113 million in tax, and $321 million in interest, penalties and fees as of June 30, 2026 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The Brazilian tax authorities have appealed the favorable ruling. One third of the disputed amounts was under challenge at the Brazilian administrative court level and was not part of the ruling. In November 2025, the administrative court upheld the assessments for the remaining one third of the disputed amounts. In January 2026, Sylvamo Brasil’s challenge of the administrative ruling was filed in the Brazilian federal court system. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of June 30, 2026.

Legacy Basins Environmental Matter (Brazil)

At the Company’s Mogi Guaçu mill, there are legacy basin areas that were formerly lagoons used for treatment of mill wastewater from pulp and paper manufacturing. In coordination with and in response to a request by the Environmental Company of the State of São Paulo (“CETESB”), which is the state environmental regulatory authority, there was continuous regulatory monitoring and sampling of the former basins, which began prior to their closure in 2006, both to assess for contamination and evaluate whether additional remediation is needed beyond the basins’ ongoing natural vegetation growth. This monitoring and sampling detected metal contamination, with the main constituent of potential environmental impact being mercury. The Company presented CETESB with proposals for studies and other actions to further assess the scope and type of contamination and the possible need for an additional remediation approach.

In October 2022, CETESB requested that the Company expand its efforts to include providing CETESB with a proposed pilot intervention (remediation) plan for a portion of the former basins. The purpose of the pilot intervention plan was to facilitate determination of the appropriate actions to take for the basins generally, guided by the results of the pilot intervention plan in the subset portion of the basins. The Company submitted a proposed pilot intervention plan to CETESB in late 2023, and CETESB approved its pre-intervention stages and certain additional measures that the Company later submitted. The requirement to conduct the pilot intervention plan was thereafter suspended, as agreed by CETESB, and the Company continued to conduct environmental testing and analysis and engage with CETESB in review of the results and establishing next steps.

On June 15, 2026, an agreement between the Company and CETESB was approved by the State Court of São Paulo, concluding a proceeding initiated by the Company to clarify or close various requirements imposed on the Company by CETESB with respect to the basins’ site (the “CETESB Agreement”). The CETESB agreement is a favorable result for the Company, because it establishes that the type of remediation needed at the site will depend upon the site’s future use to be proposed by the Company. As a result, neither a pilot intervention plan nor further environmental testing to establish a remediation method for the site will be necessary. Pursuant to the CETESB Agreement, by March 2027 (subject to extension), the Company must provide CETESB with a plan for potential future use of the site and proposed monitoring, management and, potentially, remediation, appropriate to such use.

As of June 30, 2026, the Company has recorded an immaterial liability, mainly for fees that it expects to incur for third-party assistance with preparing the Company’s plan contemplated by the CETESB Agreement. The Company is unable to estimate its ultimate potential liability, which may be material and will depend primarily upon the Company’s proposed use for the site in such plan, the monitoring and remediation determined to be appropriate to such use, the timeframe for implementing the plan, and CETESB’s approval of the plan, including any requirements that CETESB may impose as a condition to its approval. CETESB’s approval will depend upon CETESB’s assessment of the plan, including supporting third-party consultant information to be developed and included in the plan.

Suzano Pulp Supply VAT Matter (Brazil)

Suzano S.A. (“Suzano”) and the Company are in arbitration over a dispute related to Suzano’s decision to invoice Brazilian VAT, starting January 2026, on pulp sold to the Company under a supply agreement entered into in 2006 (“Supply Agreement”), pursuant to which Suzano supplies pulp to the Company’s Três Lagoas, Brazil mill. VAT was not invoiced on sales under the agreement prior to 2026, and the parties disagree on whether invoicing VAT is allowed under the Supply Agreement.

In March 2026, the Company obtained a preliminary injunction preventing Suzano from invoicing VAT until resolution of this matter in arbitration. However, on August 6, 2026, Suzano won a court appeal to revoke the injunction, giving Suzano the ability to invoice VAT under the Supply Agreement, potentially totaling $15 to $20 million annually. If the Company prevails in arbitration, the Company will be entitled to recover any VAT amounts collected by Suzano in connection with the Supply Agreement, in addition to any other available remedies. If Suzano were to prevail, its ability to invoice VAT would expire in 2032 due to a change in Brazil’s VAT law.

The dispute process and related arbitration in Brazil is in early stages, and the Company intends to vigorously defend its position that the VAT should not be invoiced. As of June 30, 2026, the Company has not recorded any liability for this matter.

Taxes Other Than Payroll Taxes

See Note 10 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $57 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $20 million in tax and $37 million in interest and penalties. The Company is challenging this assessment. As of June 30, 2026, no reserve has been recorded by the Company because the risk of loss is not probable.

Since 2012, the Company has been involved in a dispute with Brazilian tax authorities concerning VAT credits taken in 2009 and 2010 related to imported materials used in the Company’s operations. The potential liability of $27 million includes $6 million of tax and $21 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Also, since 2016, the Company has been involved in a similar, separate dispute concerning VAT credits taken in 2011 through 2013. The potential liability for this matter is $19 million which includes $4 million of tax and $15 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Although initially not material, the potential liability for these disputes has become material over time due to variations in currency exchange rates and the accumulation of interest. The Company is vigorously defending both cases in Brazilian courts. If the Company fails to prevail in either case, it could set a precedent for the other case. As of June 30, 2026, no reserve has been recorded by the Company because the risk of loss in both cases is not probable.

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

NOTE 12 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	June 30, 2026	December 31, 2025
Term Loan F - due 2027 (a)	$—	$255
Term Loan F-2 - due 2031 (a)	213	219
Term Loan A - due 2029 (a)	201	206
Term Loan F-3 - due 2032 (a)	356	—
Securitization Program	81	90
Financing Leases	14	16
Other Financing Arrangements	19	—
Less: current portion	(41)	(23)
Total	$843	$763

(a) As of June 30, 2026 and December 31, 2025, amounts are presented net of an aggregate total of $3 million and $4 million, respectively, in unamortized debt issuance costs across the term loans.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of June 30, 2026 and December 31, 2025, the Company had $80 million and $67 million of outstanding borrowings on the Revolving Credit Facility, respectively, and an available borrowing capacity of $320 million and $333 million, respectively. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2029. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended June 30, 2026 was 4.65%, and the average interest rate for the year ended December 31, 2025 was 5.28%.

Term Loans

In May 2026, as a result of debt refinancing, the Company entered into a new senior secured term loan facility which provided an aggregate principal amount of $357 million (“Term Loan F-3”) maturing in 2032. A portion of the proceeds from Term Loan F-3 were used to fully repay the outstanding principal balance of Term Loan F of $257 million, effectively extending the maturity date of the loan. The remaining proceeds were used to repay $100 million of the amount outstanding under the

Revolving Credit Facility. The refinancing resulted in debt extinguishment costs of $2 million recorded within "Interest expense, net”.

Interest Rates

The interest rates applicable to the Term Loan F-3, Term Loan F-2, Term Loan A and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 2.05%, 2.15%, 1.85% and 1.85%, respectively, payable monthly, with a SOFR floor of 0.00%. The obligations under the Term Loan F-3, Term Loan F-2, Term Loan A, and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and are guaranteed by Sylvamo and certain subsidiaries.

Patronage Credits

We are receiving interest patronage credits under the Term Loan F-3, Term Loan F-2, and Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F-3 was approximately 4.79% as of June 30, 2026, the effective net interest rate on the Term Loan F-2 was approximately 4.89% and 5.07% as of June 30, 2026 and December 31, 2025, respectively, and the effective net interest rate on the Term Loan F was 4.67% as of December 31, 2025.

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

			June 30, 2026			December 31, 2025
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F-2	3.80% to 3.82%	2029	$214	$—	$—	$220	$—	$3
Term Loan A	4.13% to 4.16%	2028	203	—	1	208	—	4

(a) The total notional amounts of Term Loan F-2 and Term Loan A amortize quarterly until maturity.

Other Financing Arrangements

During the first quarter of 2026, the Company entered into a sale‑leaseback arrangement for certain land and warehouse assets which was accounted for as a financing transaction. Accordingly, the proceeds received of $11 million were recorded as a financing obligation, and the assets will continue to be recognized within “Plants, properties, and equipment, net”. No gain or loss was recognized in connection with the transaction.

As part of the arrangement, the counterparty will expand the existing warehouse and lease the expanded premises to the Company. Capital expenditures incurred by the counterparty to fund the expansion will be recognized within “Plants, properties and equipment, net” with an offsetting increase to the financing obligation. Non-cash additions to property, plant and equipment and the non-cash increase in long-term debt related to this arrangement were $8 million for the six months ended June 30, 2026.

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

As of June 30, 2026, we were in compliance with our debt covenants.

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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the six months ended June 30, 2026 and June 30, 2025 was immaterial.

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

NOTE 14 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of June 30, 2026, 1,913,592 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Total stock-based compensation expense (included in "Selling and administrative expense")	$3	$7	$6	$13

As of June 30, 2026, $22 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

NOTE 15 FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company’s three business segments, Europe, Latin America and North America, are organized by geography. These segments are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products.

Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business Segment Operating Profit (Loss) (non-GAAP) is net income (loss) (GAAP) plus the sum of income taxes, net interest expense, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.

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

Sales by business segment are determined using a management approach and include inter-segment sales (which are eliminated in consolidation).

Information By Business Segment

Net Sales and Business Segment Operating Profit (Loss)

Three Months Ended June 30, 2026:

In millions	Europe	Latin America	North America	Total
Sales	$197	$219	$411	$827
Intersegment sales	(5)	(16)	—	(21)
Net sales	192	203	411	806
Less:
Cost of products sold and other	191	151	300	642
Maintenance outages	3	21	17	41
Selling and administrative expenses	11	22	32	65
Depreciation, amortization and cost of timber harvested	7	24	12	43
Add:
Other special items, net (a)	—	(1)	—	(1)
Business Segment Operating Profit (Loss)	$(20)	$(16)	$50	$14
Net income (loss)				$(11)
Income tax provision (benefit)				12
Interest expense, net				11
Foreign exchange gain on intercompany note (b)				(1)
Corporate special items, net (a)				4
Other special items, net (a)				(1)
Business Segment Operating Profit				$14
(a) See table below for the effects of special items.
(b) Unallocated gain related to the foreign exchange on an intercompany note receivable from our Brazilian subsidiary, which is recorded within “Cost of products sold”.

Six Months Ended June 30, 2026:

In millions	Europe	Latin America	North America	Total
Sales	$387	$406	$801	$1,594
Intersegment sales	(7)	(26)	—	(33)
Net sales	380	380	801	1,561
Less:
Cost of products sold and other	402	277	603	1,282
Maintenance outages	3	24	31	58
Selling and administrative expenses	24	45	68	137
Depreciation, amortization and cost of timber harvested	15	45	24	84
Add:
Other special items, net (a)	—	(1)	—	(1)
Business Segment Operating Profit (Loss)	$(64)	$(12)	$75	$(1)
Net income (loss)				$(14)
Income tax provision (benefit)				9
Interest expense, net				20
Foreign exchange gain on intercompany note (b)				(20)
Corporate special items, net (a)				5
Other special items, net (a)				(1)
Business Segment Operating Profit				$(1)
(a) See table below for the effects of special items.
(b) Unallocated gain related to the foreign exchange on an intercompany note receivable from our Brazilian subsidiary, which is recorded within “Cost of products sold”.

Three Months Ended June 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$181	$207	$419	$807
Intersegment sales	—	(13)	—	(13)
Net sales	181	194	419	794
Less:
Cost of products sold and other	168	125	288	581
Maintenance outages	28	20	18	66
Economic downtime	—	—	—	—
Selling and administrative expenses	15	23	34	72
Depreciation, amortization and cost of timber harvested	8	23	14	45
Add:
Other special items, net (a)	—	(1)	1	—
Business Segment Operating Profit (Loss)	$(38)	$2	$66	$30
Net income (loss)				$15
Income tax provision (benefit)				5
Interest expense, net				10
Corporate special items, net (a)				—
Other special items, net (a)				—
Business Segment Operating Profit				$30
(a) See table below for the effects of special items.

Six Months Ended June 30, 2025:

In millions	Europe	Latin America	North America	Total
Sales	$371	$406	$857	$1,634
Intersegment sales	—	(19)	—	(19)
Net sales	371	387	857	1,615
Less:
Cost of products sold and other	347	253	617	1,217
Maintenance outages	40	21	32	93
Economic downtime	—	—	3	3
Selling and administrative expenses	30	44	71	145
Depreciation, amortization and cost of timber harvested	16	41	28	85
Add:
Other special items, net (a)	—	—	2	2
Business Segment Operating Profit (Loss)	$(62)	$28	$108	$74
Net income (loss)				$42
Income tax provision (benefit)				11
Interest expense, net				19
Corporate special items, net (a)				—
Other special items, net (a)				2
Business Segment Operating Profit				$74
(a) See table below for the effects of special items.

Effects of Net Special Items Expense (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Professional and legal fees	$4	$—	$4	$—
Other charges	—	—	1	—
Corporate special items	4	—	5	—
Georgetown mill offtake termination	—	1	—	2
Brazil environmental reserve adjustment	(1)	—	(1)	1
Brazil foreign value-added tax refund	—	(1)	—	(1)
Other special items, net	(1)	—	(1)	2
Net special items expense (income)	$3	$—	$4	$2

Assets

In millions	June 30, 2026	December 31, 2025
Europe	$482	$500
Latin America	1,279	1,231
North America	973	884
Corporate and other	141	148
Assets	$2,875	$2,763

Capital Spending

	Six Months Ended June 30,
In millions	2026	2025
Europe	$8	$22
Latin America	49	62
North America	53	30
Capital Spending	$110	$114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Financial Information of this Quarterly Report on Form 10-Q (this “Form 10-Q”) and the Company’s Form 10-K for the three years ended December 31, 2025, 2024 and 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those stated and implied in any forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Form 10-Q and in our 2025 Form 10-K, particularly under the headings Risk Factors and Forward-Looking Statements.
EXECUTIVE SUMMARY

Second quarter 2026 net loss was $11 million ($0.28 per diluted share) compared with net income of $15 million ($0.37 per diluted share) for the second quarter of 2025. Net sales were $806 million in the current quarter compared with $794 million in the prior year. Cash provided by operating activities was $38 million compared to $64 million in the second quarter of last year. Adjusted EBITDA was $60 million compared to $82 million in the second quarter of 2025. Free cash flow was $(23) million compared to $(2) million in the second quarter of 2025.

Comparing our performance in the second quarter of 2026 to the prior year, volume decreased, primarily due to lower North America volume with the termination of the Riverdale mill supply agreement and as we build inventory in response to the extended Eastover mill outage later in the year. Price and mix decreased in Europe but were partially offset by improved price and mix in North America. Operations and costs and input costs were unfavorable. Planned maintenance outage costs were lower as the prior year outage in our Saillat mill did not repeat and the current year outage in our Nymölla mill will take place during the fourth quarter. We continued to return cash to shareowners through an $18 million dividend payment during the quarter.

2026 is a transition year as we navigate the termination of the Riverdale supply agreement at the end of April and the extended Eastover outage later this year as we execute our strategic investments. We expect this North America footprint transition to have an unfavorable $85 million impact on full year 2026 Adjusted EBITDA. Our Eastover strategic investments, including our woodyard modernization and paper machine optimization, and new sheeter continue to make good progress. These investments will result in 60,000 additional tons of uncoated freesheet capacity annually, which will start to ramp up early next year. The benefits include reducing costs and improving our mix and efficiency, while enhancing service for our customers. We anticipate an incremental annual benefit of $50 million to Adjusted EBITDA from the paper machine speed-up and the new sheeter, including an estimated $30 million to $40 million benefit in 2027.

This has been a very dynamic year where we continue to adapt to changing conditions while executing the initiatives within our control. We remain focused on generating strong, sustainable results and creating long-term value through disciplined, data-driven decision-making that strengthens Sylvamo for decades to come.

RESULTS OF OPERATIONS

The following summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
NET SALES	$806	$794	$1,561	$1,615
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	674	640	1,304	1,302
Selling and administrative expenses	69	72	142	145
Depreciation, amortization and cost of timber harvested	43	45	84	85
Taxes other than payroll and income taxes	8	7	16	11
Interest expense, net	11	10	20	19
INCOME (LOSS) BEFORE INCOME TAXES	1	20	(5)	53
Income tax provision	12	5	9	11
NET INCOME (LOSS)	$(11)	$15	$(14)	$42

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Net Sales

Net sales for the three months ended June 30, 2026 increased by $12 million compared to the same period in 2025. The increase was primarily due to favorable foreign exchange impact ($17 million) partially offset by lower sales price and mix ($7 million). Additional information on sales by business segment, excluding inter-segment eliminations, is provided in the section titled Business Segment Results.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2026 increased by $34 million compared to the same period in 2025. The increase was primarily driven by higher input costs, mainly related to distribution, fiber and energy costs ($23 million), unfavorable foreign exchange, operating and cost impacts ($29 million) and volume impacts ($8 million). These increases were partially offset due to lower planned maintenance outage costs ($25 million) and a favorable impact from foreign exchange on an intercompany note receivable from our Brazilian subsidiary ($1 million).

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended June 30, 2026 decreased by $3 million compared to the same period in 2025. The decrease was primarily due to lower incentive compensation expense partially offset by the net impact of certain special items, including professional and legal fees ($4 million).

Depreciation, Amortization and Cost of Timber Harvested

Depreciation, amortization and cost of timber harvested for the three months ended June 30, 2026 decreased by $2 million compared to the same period in 2025 primarily due to lower timber depletion expense.

Taxes Other Than Payroll and Income Taxes

Taxes other than income taxes of $8 million for the three months ended June 30, 2026 was relatively consistent compared to $7 million in the same period in 2025.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 increased by $1 million compared to the same period in 2025. This is primarily due to debt extinguishment costs ($2 million) and higher interest expense which were offset by higher interest income and the capitalization of interest costs for construction projects.

Income Tax Provision

Income tax provision for the three months ended June 30, 2026 increased by $7 million compared to the same period in 2025. This is primarily due to additional tax expense related to a change in valuation allowances for certain foreign deferred tax assets ($12 million) partially offset by lower tax expense resulting from lower pre-tax income.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Net Sales

Net sales for the six months ended June 30, 2026 decreased by $54 million compared to the same period in 2025. The change was primarily attributable to lower sales volume ($63 million) and sales price and mix ($37 million) partially offset by favorable foreign exchange impacts ($46 million). Additional information on sales by business segment, excluding inter-segment eliminations, is provided in the section titled Business Segment Results.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2026 increased by $2 million compared to the same period in 2025. The change was primarily driven by higher input costs ($39 million), mainly related to distribution and energy costs, and unfavorable foreign exchange, operating and cost impacts ($60 million). These increases were largely offset by volume impacts ($39 million), lower planned maintenance outage costs ($35 million), a favorable impact from foreign exchange on an intercompany note receivable from our Brazilian subsidiary ($20 million) and lower unabsorbed costs due to economic downtime ($3 million).

Selling and Administrative Expenses

Selling and administrative expenses for the six months ended June 30, 2026 decreased by $3 million compared to the same period in 2025. The change was primarily the result of lower incentive compensation expense partially offset by the net impact of certain special items, including professional and legal fees ($4 million).

Depreciation, Amortization and Cost of Timber Harvested

Depreciation, amortization and cost of timber harvested for the six months ended June 30, 2026 decreased by $1 million compared to the same period in 2025 primarily due to lower timber depletion.

Taxes Other Than Payroll and Income Taxes

Taxes other than payroll and income taxes for the six months ended June 30, 2026 increased by $5 million compared to the same period in 2025 primarily related to higher energy taxes in Europe.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2026 increased by $1 million compared to the same period in 2025. This is primarily due to debt extinguishment costs ($2 million) and higher interest expense which were offset by higher interest income and the capitalization of interest costs for construction projects.

Income Taxes

Income tax provision for the six months ended June 30, 2026 decreased by $2 million compared to the same period in 2025. The change is primarily attributable to lower tax expense resulting from lower pre-tax income partially offset by additional tax expense related to a change in valuation allowances for certain foreign deferred tax assets ($12 million).

BUSINESS SEGMENT RESULTS

Reconciliation of Net Income (Loss) to Business Segment Operating Profit
Management provides business segment operating profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business segment operating profit is reconciled to net income (loss), the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,

In millions	2026	2025	2026	2025
Net Income (Loss)	$(11)	$15	$(14)	$42
Income tax provision (benefit)	12	5	9	11
Interest expense, net	11	10	20	19
Foreign exchange gain on intercompany note	(1)	—	(20)	—
Net special items expense (b)	3	—	4	2
Business Segment Operating Profit (Loss) (a)	$14	$30	$(1)	$74
Europe	$(20)	$(38)	$(64)	$(62)
Latin America	(16)	2	(12)	28
North America	50	66	75	108
Business Segment Operating Profit (Loss) (a)	$14	$30	$(1)	$74
(a)    Business Segment Operating Profit (Loss) (non-GAAP) is net income (loss) (GAAP) plus the sum of income taxes, net interest expense, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.
(b)    See Note 15 Financial Information by Business Segment for effects of net special items expense (income).

Overview
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following tables present sales, excluding inter-segment eliminations, and operating profit (loss), which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 15 Financial Information by Business Segment for more information on the Company’s segments.

Europe

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Sales	$197	$181	$387	$371
Operating Profit (Loss)	$(20)	$(38)	$(64)	$(62)

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Our Europe business segment sales increased by $16 million compared to the same period in 2025, primarily due to higher volumes ($25 million) and favorable foreign exchange ($5 million) which were partially offset by lower sales price and mix ($14 million).

Europe operating losses were $18 million lower than the same period in 2025, primarily driven by lower planned maintenance outages ($25 million), lower operating costs ($8 million) and slightly higher volumes ($1 million) which were partially offset by lower sales price and mix ($14 million) and higher input costs ($2 million), primarily for energy.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our Europe business segment sales increased by $16 million compared to the same period in 2025, primarily due to higher volumes ($21 million) and favorable foreign exchange ($25 million) which were partially offset by lower sales price and mix ($30 million).

Europe operating losses were $2 million higher than the same period in 2025, primarily driven by lower sales price and mix ($30 million), volume impacts ($2 million) and higher operating ($1 million) and input costs ($6 million), primarily for energy, which were offset by lower planned maintenance outages ($37 million).

Latin America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Sales	$219	$207	$406	$406
Operating Profit	$(16)	$2	$(12)	$28

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Our Latin America business segment sales increased $12 million compared to the same period in 2025, primarily due to favorable foreign exchange ($12 million).

Operating profit for Latin America was $18 million lower than the same period in 2025, primarily due to higher operating ($6 million) and input costs ($11 million), primarily for purchased fiber and higher planned maintenance outages ($1 million).

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our Latin America business segment sales were consistent with the same period in 2025, as lower sales price and mix ($8 million) and lower volumes ($13 million) were offset by favorable foreign exchange ($21 million).

Operating profit for Latin America was $40 million lower than the same period in 2025, primarily due to higher operating ($16 million) and input costs ($9 million), primarily for purchased fiber, lower sales price and mix ($8 million), lower volume ($4 million) and slightly higher planned maintenance outages ($3 million).

North America

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Sales	$411	$419	$801	$857
Operating Profit	$50	$66	$75	$108

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Our North America business segment sales decreased $8 million compared to the same period in 2025, primarily due to lower volumes ($15 million) which were partially offset by slightly higher sales price and mix ($7 million).

Operating profit for North America was $16 million lower than the same period in 2025, primarily due to higher operating ($8 million) and input costs ($10 million), primarily due to higher distribution costs, and lower volumes ($6 million) which were partially offset by higher sales price and mix ($7 million) and lower planned maintenance outages ($1 million).

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Our North America business segment sales decreased $56 million compared to the same period in 2025, primarily due to lower volumes ($57 million) partially offset by higher sales price and mix ($1 million).

Operating profit for North America was $33 million lower than the same period in 2025, primarily due to higher input costs ($24 million), primarily due to higher energy, chemicals and distribution costs, lower volumes ($18 million) which were partially offset by lower operating costs ($4 million), lower unabsorbed costs due to economic downtime ($3 million), lower planned maintenance outages ($1 million) and higher sales price and mix ($1 million).

OTHER NON-GAAP MEASURES
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Management provides adjusted EBITDA and adjusted EBITDA margin, non-GAAP financial measures, to supplement our GAAP financial information, and they should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management uses these measures in managing the operating performance of our business and believes that adjusted EBITDA along with adjusted EBITDA margin provide investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt. Adjusted EBITDA is reconciled to net income (loss), the most directly comparable GAAP measure. Adjusted EBITDA margin (adjusted EBITDA divided by net sales) is reconciled to net income (loss) margin (net income (loss) divided by net sales), the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net Income (Loss)	$(11)	$15	$(14)	$42
Income tax provision (benefit)	12	5	9	11
Interest expense, net	11	10	20	19
Depreciation, amortization and cost of timber harvested	43	45	84	85
Stock-based compensation	3	7	6	13
Foreign exchange gain on intercompany note	(1)	—	(20)	—
Net special items expense (b)	3	—	4	2
Adjusted EBITDA (a)	$60	$82	$89	$172
Net Sales	$806	$794	$1,561	$1,615
Net Income (Loss) Margin	(1)%	2%	(1)%	3%
Adjusted EBITDA Margin	7%	10%	6%	11%

(a)    Adjusted EBITDA (non-GAAP) is net income (loss) (GAAP) plus the sum of income taxes, net interest expense, depreciation, amortization and cost of timber harvested, stock-based compensation, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.
(b) See Note 15 Financial Information by Business Segment for effects of net special items expense (income).
Reconciliation of Cash Provided by Operating Activities to Free Cash Flow
Management provides free cash flow, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareowners. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods. Free cash flow is reconciled to cash provided by operating activities, the most directly comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Cash provided by operating activities	$38	$64	$28	$87
Adjustments:
Cash invested in capital projects	(61)	(66)	(110)	(114)
Free Cash Flow	$(23)	$(2)	$(82)	$(27)

The non-GAAP financial measures presented in this Form 10-Q (business segment operating profit, adjusted EBITDA, adjusted EBITDA margin and free cash flow) have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.

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

Operating Activities

Cash provided by operating activities totaled $28 million for the six months ended June 30, 2026, compared with cash provided by operating activities of $87 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities in 2026 relates primarily to lower net income offset by timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $28 million for the six months ended June 30, 2026, compared with cash used for working capital components of $48 million for the six months ended June 30, 2025. The six months ended June 30, 2026 working capital components primarily reflect $65 million of cash provided by our accounts and notes receivable, offset by $76 million, $2 million and $15 million of cash used for our inventories, accounts payable and accrued liabilities, and other operating activities, respectively. The six months ended June 30, 2025 working capital components primarily reflect $77 million of cash provided by our accounts and notes receivable, offset by $79 million and $46 million of cash used for our accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash used for investing activities for the six months ended June 30, 2026 decreased from the six months ended June 30, 2025, due to decreased capital spending in the current year.

The following table shows capital spending by business segment:

	Six Months Ended June 30,
In millions	2026	2025
Europe	$8	$22
Latin America	49	62
North America	53	30
Capital Spending	$110	$114
Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2026 primarily reflects the payments of $35 million, $6 million, $6 million, and $165 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, Term Loan A, and Revolving Credit Facility, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $25 million and $178 million, respectively, as well as a receipt of $11 million from other financing arrangements. Additionally, a payment of $257 million was made to settle the Term Loan F, which was funded by the issuance of Term Loan F-3 for $357 million. During the six months ended June 30, 2026 the Company also paid $36 million in dividends and repurchased no shares pursuant to our share repurchase program. Cash used for financing activities for the six months ended June 30, 2025 primarily reflects the payments of $27 million, $6 million, and $6 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, and Term Loan A, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $22 million and $23 million, respectively. During the six months ended June 30, 2025 the Company also paid $36 million in dividends and repurchased $40 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2025 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2025. We continue to make the contractually required payments, and, therefore, the 2025 obligations and commitments described in our 2025 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the six months ended June 30, 2026, we have invested approximately $110 million, or 7.0% of net sales, in total capital expenditures. Over that period, we spent approximately $73 million, or 4.7% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $37 million, or 2.4% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $165 to $190 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $95 million on high-return projects in 2026.

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

The Company has included in the 2025 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the second quarter of 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April 1, 2026 - April 30, 2026	320	$42.24	—	$150
May 1, 2026 - May 31, 2026	779	$42.73	—	$150
June 1, 2026 - June 30, 2026	2,862	$39.27	—	$150
Total	3,961		—
(a) 3,961 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In 2023 and again in the third quarter of 2025, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $450 million. As of June 30, 2026, $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the six months ended June 30, 2026.

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

3.4
Certificate of Designations designating Series B Preferred Stock of Sylvamo Corporation, as filed with the Delaware Secretary of State on November 10, 2025 (incorporated by reference to Exhibit 3.1 to Sylvamo Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2025 (the “Form 8-K filed 11/10/2025”)).

10.1
Amendment No. 5, dated as of May 7, 2026, to the Receivables Financing Agreement dated as of September 30, 2022 (incorporated by reference to Exhibit 10.6 to Sylvamo Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026 (the “Form 10-Q filed 5/8/2026”).

10.2	Amendment No. 1, dated as of May 7, 2026, to the Purchase and Sale Agreement dated as of September 30, 2022 (incorporated by reference to Exhibit 10.7 to the Form 10-Q filed 5/8/2026).

10.3	Amended and Restated Performance Guaranty, dated as of May 7, 2026 (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed 5/8/2026).

10.4	Amendment No. 2, dated May 7, 2026, to the Farm Credit Agreement dated as of July 31, 2024 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed 5/8/2026).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH XBRL	Taxonomy Extension Schema.

101.CAL XBRL	Taxonomy Extension Calculation Linkbase.

101.DEF XBRL	Taxonomy Extension Definition Linkbase.

101.LAB XBRL	Taxonomy Extension Label Linkbase.

101.PRE XBRL	Extension Presentation Linkbase.

104.	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SYLVAMO CORPORATION

Date: August 7, 2026	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller