Form 10-Q
period 2026-09-30
Sylvamo Corp
filed 2026-11-06
CIK 1856485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 30, 2026 was 39,769,756.

ITEM 1.    FINANCIAL STATEMENTS
SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$645	$662	$1,827	$1,906
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	440	443	1,346	1,360
Selling and administrative expenses	82	61	212	190
Depreciation, amortization and cost of timber harvested	36	41	105	110
Taxes other than payroll and income taxes	5	5	15	14
Interest expense, net	11	7	30	24
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	71	105	119	208
Income tax provision (benefit)	(14)	34	2	48
NET INCOME FROM CONTINUING OPERATIONS	85	71	117	160
Discontinued operations, net of taxes	(284)	(14)	(330)	(61)
NET INCOME (LOSS)	$(199)	$57	$(213)	$99
BASIC EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.14	$1.78	$2.95	$3.96
Discontinued operations, net of taxes	(7.14)	(0.35)	(8.32)	(1.51)
Net earnings (loss)	$(5.00)	$1.43	$(5.37)	$2.45
DILUTED EARNINGS (LOSS) PER SHARE
Earnings from continuing operations	$2.13	$1.76	$2.93	$3.92
Discontinued operations, net of taxes	(7.11)	(0.35)	(8.26)	(1.49)
Net earnings (loss)	$(4.98)	$1.41	$(5.33)	$2.43
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$(199)	$57	$(213)	$99
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Defined benefit pension and postretirement adjustments:
Amortization of pension and postretirement net loss	1	—	2	1
Pension and postretirement liability adjustments	—	—	—	(1)
Change in cumulative foreign currency translation adjustment	(4)	18	29	165
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $0, $1, $4 and $4)	2	1	9	6
Reclassification adjustment for (gains) losses included in net earnings (less tax of $1, $1, $3 and $3)	(2)	(2)	(6)	(7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	17	34	164
COMPREHENSIVE INCOME (LOSS)	$(202)	$74	$(179)	$263
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and temporary investments	$93	$86
Accounts and notes receivable, net	303	348
Contract assets	26	19
Inventories	369	261
Assets held for sale	502	289
Other current assets	86	73
Total Current Assets	1,379	1,076
Plants, Properties and Equipment, net	928	841
Forestlands	392	364
Goodwill	121	114
Right of Use Assets	54	41
Long-Term Assets Held for Sale	—	237
Deferred Charges and Other Assets	77	88
TOTAL ASSETS	$2,951	$2,761
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$283	$267
Notes payable and current maturities of long-term debt	139	88
Accrued payroll and benefits	51	38
Liabilities held for sale	454	171
Other current liabilities	138	152
Total Current Liabilities	1,065	716
Long-Term Debt	861	758
Deferred Income Taxes	148	174
Long-Term Liabilities Held for Sale	—	22
Other Liabilities	137	125
Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $1.00 par value, 200.0 shares authorized, 46.0 shares and 45.6 shares issued and 39.8 shares and 39.4 shares outstanding at September 30, 2026 and December 31, 2025, respectively	46	46
Paid-in capital	102	89
Retained earnings	2,247	2,514
Accumulated other comprehensive loss	(1,319)	(1,353)
	1,076	1,296
Less: Common stock held in treasury, at cost, 6.2 shares and 6.2 shares at September 30, 2026 and December 31, 2025, respectively	(336)	(330)
Total Equity	740	966
TOTAL LIABILITIES AND EQUITY	$2,951	$2,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

SYLVAMO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income from continuing operations	$117	$160
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and cost of timber harvested	105	110
Deferred income tax provision (benefit), net	(22)	(6)
Stock-based compensation	10	16
Foreign exchange gain on intercompany note	(19)	—
Changes in operating assets, liabilities and other:
Accounts and notes receivable	54	76
Inventories	(92)	(19)
Accounts payable and accrued liabilities	(1)	(51)
Other	(11)	(46)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	141	240
CASH USED FOR OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(49)	(66)
CASH PROVIDED BY OPERATING ACTIVITIES	92	174
INVESTMENT ACTIVITIES
Invested in capital projects	(156)	(142)
Other	1	—
CASH USED FOR INVESTMENT ACTIVITIES FROM CONTINUING OPERATIONS	(155)	(142)
CASH USED FOR INVESTMENT ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(12)	(26)
CASH USED FOR INVESTMENT ACTIVITIES	(167)	(168)
FINANCING ACTIVITIES
Dividends paid	(54)	(55)
Issuance of debt	661	64
Reduction of debt	(529)	(63)
Repurchases of common stock	—	(82)
Other	(1)	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	77	(144)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS, NET	(1)	16
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	76	(128)
Effect of Exchange Rate Changes on Cash	—	11
Change in Cash Included in Assets Held for Sale	(6)	(44)
Change in Cash and Temporary Investments	7	(67)
Cash and Temporary Investments
Beginning of the period	86	142
End of the period	$93	$75
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

Divestiture of Europe Business Segment

During the third quarter of 2026, management committed to a plan to sell the Company’s Europe business segment. As a result, all current and historical operating results of the Europe business segment are presented as “Discontinued operations, net of taxes” in the condensed consolidated statement of operations and the notes to the condensed consolidated financial statements. All historical assets and liabilities of the Europe business segment are classified as current and long-term assets and liabilities held for sale in the accompanying condensed consolidated balance sheet. We recorded a pre-tax charge of $342 million ($342 million after taxes) for the impairment of the Europe business segment and a pre-tax gain of $67 million ($67 million after taxes) which includes an expected cumulative foreign currency translation gain and other accumulated other comprehensive loss related to our Europe business segment, which will be recognized upon the sale of the business. See Note 7 Divestiture and Impairment of Business for further details.

Our operations in Europe include two integrated paper mills in the region, one in Saillat, France and one in Nymölla, Sweden. Operations related to these mills represented approximately 23% of our net sales for the nine months ended September 30, 2026 and 17% of our long-lived assets as of September 30, 2026.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 Significant Accounting Policies to the audited consolidated financial statements included in our 2025 Form 10-K and updated in our June 30, 2026 10-Q. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2026, with the exception of the below policy that was added.

Discontinued Operations

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statements of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheets for prior periods. See Note 7 Divestiture and Impairment of Business for further details.

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

NOTE 3 REVENUE RECOGNITION

External Net Sales by Product

External net sales by major products were as follows by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Latin America
Uncoated Papers	$220	$200	$580	$561
Market Pulp	11	12	32	38
Latin America	231	212	612	599
North America
Uncoated Papers	394	429	1,166	1,244
Market Pulp	20	21	49	63
North America	414	450	1,215	1,307
Total	$645	$662	$1,827	$1,906
Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products for which we have an enforceable right to payment.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced when control of the goods is transferred to the customer, satisfying our performance obligation. Contract liabilities of $2 million and $2 million are included in “Other current liabilities” as of September 30, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 EQUITY

A summary of changes in equity for the three and nine months ended September 30, 2026 and 2025 is provided below:

	Three Months Ended September 30, 2026
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2026	46	$46	$97	$2,464	$(1,316)	$(336)	$955
Stock-based employee compensation	—	—	5	—	—	—	5
Share repurchases	—	—	—	—	—	—	—
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	(199)	(3)	—	(202)
Balance, September 30, 2026	46	$46	$102	$2,247	$(1,319)	$(336)	$740

	Nine Months Ended September 30, 2026
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2025	46	$46	$89	$2,514	$(1,353)	$(330)	$966
Stock-based employee compensation	—	—	13	—	—	(6)	7
Share repurchases	—	—	—	—	—	—	—
Dividends ($1.35 per share)	—	—	—	(54)	—	—	(54)
Comprehensive income (loss)	—	—	—	(213)	34	—	(179)
Balance, September 30, 2026	46	$46	$102	$2,247	$(1,319)	$(336)	$740

	Three Months Ended September 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, June 30, 2025	45	$45	$85	$2,460	$(1,343)	$(288)	$959
Stock-based employee compensation	—	—	4	—	—	—	4
Share repurchases	—	—	—	—	—	(42)	(42)
Dividends ($0.45 per share)	—	—	—	(18)	—	—	(18)
Comprehensive income (loss)	—	—	—	57	17	—	74
Balance, September 30, 2025	45	$45	$89	$2,499	$(1,326)	$(330)	$977

	Nine Months Ended September 30, 2025
In millions	Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, December 31, 2024	45	$45	$71	$2,455	$(1,490)	$(234)	$847
Share-based employee compensation	—	—	18	—	—	(14)	4
Share repurchases	—	—	—	—	—	(82)	(82)
Dividends ($1.35 per share)	—	—	—	(55)	—	—	(55)
Comprehensive income (loss)	—	—	—	99	164	—	263
Balance, September 30, 2025	45	$45	$89	$2,499	$(1,326)	$(330)	$977

NOTE 5 OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, reported in the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(66)	$(72)	$(67)	$(72)
Other comprehensive income (loss) before reclassifications	—	—	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	2	1
Balance at end of period	(65)	(72)	(65)	(72)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(1,253)	(1,273)	(1,286)	(1,420)
Other comprehensive income (loss) before reclassifications	(4)	18	29	165
Balance at end of period	(1,257)	(1,255)	(1,257)	(1,255)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	3	2	—	2
Other comprehensive income (loss) before reclassifications	2	1	9	6
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(2)	(6)	(7)
Balance at end of period	3	1	3	1
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,319)	$(1,326)	$(1,319)	$(1,326)

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

There are no adjustments required to be made to net income from continuing operations for purposes of computing basic and diluted earnings from continuing operations per share.

Basic and diluted earnings from continuing operations per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income from continuing operations	$85	$71	$117	$160
Weighted average common shares outstanding	39.8	40.0	39.7	40.4
Effect of dilutive securities	0.2	0.3	0.2	0.5
Weighted average common shares outstanding - assuming dilution	40.0	40.3	39.9	40.9
Earnings per share from continuing operations - basic	$2.14	$1.78	$2.95	$3.96
Earnings per share from continuing operations - diluted	$2.13	$1.76	$2.93	$3.92
Anti-dilutive shares (a)	0.5	0.5	0.5	0.4
(a) Common stock related to service-based restricted stock units and performance-based restricted stock units were outstanding but excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 7 DIVESTITURE AND IMPAIRMENT OF BUSINESS

Europe Business Segment

During the third quarter of 2026, management committed to a plan to sell the Company’s Europe business segment. The divestiture of the business under this plan is expected to occur by the end of the first quarter of 2027. As a result, all current and historical operating results of the Europe business segment are presented as “Discontinued operations, net of taxes” in the condensed consolidated statement of operations and the notes to the condensed consolidated financial statements. All historical assets and liabilities of the Europe business segment are classified as current and long-term assets and liabilities held for sale in the accompanying condensed consolidated balance sheet.

The following summarizes the major classes of line items comprising Income (Loss) Before Income Taxes reconciled to “Discontinued Operations, net of taxes”, related to the Europe business segment for all periods presented in the condensed consolidated of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
NET SALES	$178	$184	$557	$555
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	173	181	571	566
Selling and administrative expenses	7	7	19	23
Depreciation, amortization and cost of timber harvested	8	8	23	24
Taxes other than payroll and income taxes	3	3	9	5
Impairment of business	275	—	275	—
Interest expense, net	—	2	1	4
INCOME (LOSS) BEFORE INCOME TAXES	(288)	(17)	(341)	(67)
Income tax provision (benefit)	(4)	(3)	(11)	(6)
DISCONTINUED OPERATIONS, NET OF TAXES	$(284)	$(14)	$(330)	$(61)

The following summarizes the major classes of assets and liabilities of the Europe business segment operations reconciled to the accompanying condensed consolidated balance sheets, with all amounts as of September 30, 2026 being presented as current assets or liabilities held for sale.

In millions	September 30, 2026	December 31, 2025
Cash and temporary investments	$43	$49
Accounts and notes receivable	82	76
Inventories	146	157
Other current assets	6	7
Current Assets Held for Sale	277	289
Plants, Properties and Equipment, net	184	206
Right of Use Assets	8	7
Deferred Charges and Other Assets	33	24
Long-Term Assets Held for Sale	225	237
Notes payable and current maturities of long-term debt	2	2
Accounts payable	100	114
Accrued payroll and benefits	18	17
Valuation allowance to adjust net assets to estimated fair value, less costs of disposal	275	—
Other current liabilities	36	38
Current Liabilities Held for Sale	431	171
Long-Term Debt	4	5
Other Liabilities	19	17
Long-Term Liabilities Held for Sale	$23	$22

The following summarizes the total cash used for operating activities from discontinued operations, net and total cash used for investing activities from discontinued operations, net and included in the consolidated statement of cash flows:

	Nine Months Ended September 30,
In millions	2026	2025
Cash Used for Operating Activities	$(49)	$(66)
Cash Used for Investment Activities (a)	$(12)	$(26)
(a) Includes cash invested in capital projects of $12 million and $26 million for the nine months ended September 30, 2026 and 2025, respectively.

During the third quarter of 2026, as a result of management’s commitment to a plan to sell the Company’s Europe business segment, a determination was made that the carrying value of the Europe business segment exceeded its estimated fair value. The fair value of the Europe business segment was estimated based on a probability-weighted average approach of potential cash flows from various alternatives with respect to the business. This estimated fair value was calculated using information available as of the impairment evaluation date of September 30, 2026 and could change materially in future periods. As a result, in the third quarter of 2026, we recorded a pre-tax charge of $342 million ($342 million after taxes) for the impairment of the Europe business segment and a pre-tax gain of $67 million ($67 million after taxes) which includes an expected cumulative foreign currency translation gain and other accumulated other comprehensive loss related to our Europe business segment, which will be recognized upon the sale of the business. These amounts are included in “Impairment of business” within the summarized income statement for our Europe business segment included in this footnote and is included in “Discontinued operations, net of taxes” in the condensed consolidated statement of operations and are reflected in the valuation allowance to adjust net assets to estimated fair value, less costs to dispose in current liabilities held for sale.

On November 6, 2026, the Company announced that it is entering into a put option agreement (“Option Agreement”) with Midas Atlantic Partners, in partnership with The Najafi Companies, for a binding offer to acquire the Company’s Europe business (the “Offer”). The Offer is for the business to be transferred to Midas Atlantic Partners with an agreed level of working capital and cash in exchange for the right to receive 20% of future distributions of the business. The Offer binds the buyer, but not the Company.

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost. Temporary investments totaled $79 million and $62 million at September 30, 2026 and December 31, 2025, respectively.

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, by classification were:

In millions	September 30, 2026	December 31, 2025
Accounts and notes receivable:
Trade	$290	$336
Notes and other	13	12
Total	$303	$348

The allowance for expected credit losses was $17 million and $14 million at September 30, 2026 and December 31, 2025, respectively. Based on the Company’s accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2026	December 31, 2025
Raw materials	$29	$23
Finished paper and pulp products	239	144
Operating supplies	98	94
Other	3	—
Total	$369	$261

Plants, Properties and Equipment, Net

Accumulated depreciation was $3.2 billion and $3.1 billion at September 30, 2026 and December 31, 2025, respectively. Depreciation expense was $27 million and $28 million for the three months and $79 million and $79 million for the nine months ended September 30, 2026 and 2025, respectively.

Additions to plants, property and equipment included within “Accounts payable” were $12 million and $15 million at September 30, 2026 and December 31, 2025, respectively.

Forestlands

Depletion expense, recorded within “Depreciation, amortization and cost of timber harvested”, was $9 million and $11 million for the three months and $25 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively.

Accounts Payable

The Company maintains supplier finance agreements with third-party financial institutions. These agreements allow the Company’s participating suppliers to sell their receivables to such third-party financial institutions to receive payment earlier than the negotiated commercial terms between the supplier and the Company. Such sales are at the sole discretion of the supplier, and on terms and conditions that are negotiated between the supplier and the respective financial institution. The terms and conditions of the supplier invoice, including payment terms and amounts due, are not impacted by a supplier’s participation in the program. Pursuant to the supplier finance agreements, the Company has agreed to pay financial institutions on the original due date of the applicable invoice. There are no guarantees associated with these programs. The Company's outstanding obligations to financial institutions related to supplier financing programs were $11 million and $3 million as of September 30, 2026 and December 31, 2025, respectively.

Interest Expense, Net

Interest payments of $41 million and $37 million were made during the nine months ended September 30, 2026 and 2025, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Interest expense (a)	$14	$10	$39	$30
Interest income	(1)	(2)	(5)	(4)
Capitalized interest costs	(2)	(1)	(4)	(2)
Total	$11	$7	$30	$24
(a) Interest expense for the nine months ended September 30, 2026 includes $2 million of debt extinguishment cost related to the repayment of Term Loan F.

Asset Retirement Obligations

As of September 30, 2026 and December 31, 2025, we have recorded liabilities of $29 million and $28 million, respectively, related to asset retirement obligations. These amounts are included in “Other liabilities.” For asset retirement obligations which are conditional upon future events, we cannot reasonably estimate the current fair value of those potential obligations due to the uncertainty as to the timing or amounts that may be incurred.

NOTE 9 LEASES

The Company leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles and certain other equipment. The Company’s leases have remaining lease terms of up to 15 years. Total lease cost was $13 million and $13 million for the three months and $40 million and $39 million for the nine months ended September 30, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Right of use assets	$54	$41
Finance lease assets	Plants, properties, and equipment, net (a)	12	13
Total leased assets		$66	$54
Liabilities
Current
Operating	Other current liabilities	$20	$18
Finance	Notes payable and current maturities of long-term debt	1	1
Noncurrent
Operating	Other Liabilities	40	30
Finance	Long-term debt	7	7
Total lease liabilities		$68	$56
(a)Finance leases are recorded net of accumulated amortization of $14 million and $13 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 10 GOODWILL

The following table presents changes in the goodwill balance as allocated to each business segment for the nine months ended September 30, 2026:

In millions	Latin America	North America	Total
Balance as of December 31, 2025
Goodwill	$114	$—	$114
Accumulated impairment losses	—	—	—
	114	—	114
Currency translation and other	7	—	7
Balance as of September 30, 2026
Goodwill	121	—	121
Accumulated impairment losses	—	—	—
Total	$121	$—	$121
NOTE 11 INCOME TAXES
An income tax (benefit) provision of $(14) million and $2 million was recorded for the three and nine months ended September 30, 2026, respectively, and the reported effective income tax rate was (20)% and 2%, respectively. The effective income tax rate for these periods was primarily driven by a tax benefit related to our investment in our European subsidiaries of $36 million which was partially offset by a $15 million valuation allowance on certain foreign deferred tax assets due to an internal merger. An income tax provision of $34 million and $48 million was recorded for the three and nine months ended September 30, 2025, respectively, and the reported effective income tax rate was 32% and 23%, respectively.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., now named Sylvamo do Brasil Ltda. (“Sylvamo Brasil”), a wholly-owned subsidiary of the Company (the “Brazil Tax Dispute”). Sylvamo Brasil received assessments for the tax years 2007-2015 totaling approximately $113 million in tax, and $327 million in interest, penalties and fees as of September 30, 2026 (adjusted for variation in currency exchange rates). International Paper challenged and is managing the litigation of this matter pursuant to the Tax Matters Agreement between us and International Paper. After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brasil received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. These decisions are being appealed. The appeal involves several separate cases. In October 2024, at the first level of appeal in the Brazilian federal court system, the court ruled in favor of Sylvamo Brasil in cases covering approximately two thirds of the disputed amounts. The Brazilian tax authorities have appealed the favorable ruling. One third of the disputed amounts was under challenge at the Brazilian administrative court level and was not part of the ruling. In November 2025, the administrative court upheld the assessments for the remaining one third of the disputed amounts. In January 2026, Sylvamo Brasil’s challenge of the administrative ruling was filed in the Brazilian federal court system. This tax litigation matter may take many years to resolve. The Company believes that the transaction underlying these assessments was appropriately evaluated, and that the Company’s tax position would be sustained, based on Brazilian tax law.

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

NOTE 12 COMMITMENTS AND CONTINGENT LIABILITIES

Environmental and Legal Proceedings

The Company is subject to environmental and legal proceedings in the countries in which we operate. Accruals for contingent liabilities, such as environmental remediation costs, are recorded in the consolidated financial statements when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. The Company has estimated some probable liability associated with environmental remediation matters that is immaterial in the aggregate as of September 30, 2026.

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

As of September 30, 2026, the Company has recorded an immaterial liability, mainly for fees that it expects to incur for third-party assistance with preparing the Company’s plan contemplated by the CETESB Agreement. The Company is unable to estimate its ultimate potential liability, which may be material and will depend primarily upon the Company’s proposed use for the site in such plan, the monitoring and remediation determined to be appropriate to such use, the timeframe for implementing the plan, and CETESB’s approval of the plan, including any requirements that CETESB may impose as a condition to its approval. CETESB’s approval will depend upon CETESB’s assessment of the plan, including supporting third-party consultant information to be developed and included in the plan.

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

On October 14, 2026, the tribunal overseeing the arbitration granted the Company interim relief preventing Suzano from invoicing VAT under the Supply Agreement until it issues a further decision on such relief, overriding a previous court decision that would have allowed Suzano to invoice VAT while the arbitration is ongoing. If Suzano were to prevail in the arbitration, the VAT potentially invoiced could total $15 to $20 million annually, although Suzano’s ability to invoice VAT would expire in 2032 due to a change in Brazil’s VAT law.

The dispute process and related arbitration in Brazil is in early stages, and the Company intends to vigorously defend its position that the VAT should not be invoiced. As of September 30, 2026, the Company has not recorded any liability for this matter.

Taxes Other Than Payroll Taxes

See Note 11 Income Taxes for a discussion of a goodwill amortization tax matter in Brazil.

During the first quarter of 2024, the State of Sao Paulo issued a tax assessment to Sylvamo Brasil for approximately $63 million (adjusted for variation in currency exchange rates) regarding unpaid VAT arising from intercompany transactions. This assessment includes $20 million in tax and $43 million in interest and penalties. The Company is challenging this assessment. As of September 30, 2026, no reserve has been recorded by the Company because the risk of loss is not probable.

Since 2012, the Company has been involved in a dispute with Brazilian tax authorities concerning VAT credits taken in 2009 and 2010 related to imported materials used in the Company’s operations. The potential liability of $27 million includes $6 million of tax and $21 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Also, since 2016, the Company has been involved in a similar, separate dispute concerning VAT credits taken in 2011 through 2013. The potential liability for this matter is $19 million which includes $4 million of tax and $15 million of interest, legal fees and penalties (adjusted for variation in currency exchange rates). Although initially not material, the potential liability for these disputes has become material over time due to variations in currency exchange rates and the accumulation of interest. The Company is vigorously defending both cases in Brazilian courts. If the Company fails to prevail in either case, it could set a precedent for the other case. As of September 30, 2026, no reserve has been recorded by the Company because the risk of loss in both cases is not probable.

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

NOTE 13 LONG-TERM DEBT

Long-term debt is summarized in the following table:

In millions	September 30, 2026	December 31, 2025
Term Loan F - due 2027 (a)	$—	$255
Term Loan F-2 - due 2031 (a)	210	219
Term Loan A - due 2029 (a)	198	206
Term Loan F-3 - due 2032 (a)	352	—
Securitization Program	101	90
Financing Leases	7	9
Other Financing Arrangements	32	—
Less: current portion	(39)	(21)
Total	$861	$758
(a) As of September 30, 2026 and December 31, 2025, amounts are presented net of an aggregate total of $3 million and $4 million, respectively, in unamortized debt issuance costs across the term loans.

Revolving Credit Facility

In addition to the debt noted above, the Company has the ability to access a cash flow-based revolving credit facility (“Revolving Credit Facility”) with a total borrowing capacity of $400 million, which matures in 2029. As of September 30, 2026 and December 31, 2025, the Company had $100 million and $67 million of outstanding borrowings on the Revolving Credit Facility, respectively, and an available borrowing capacity of $300 million and $333 million, respectively. Any outstanding balance on the Revolving Credit Facility is recorded within “Notes payable and current maturities of long-term debt” in the condensed consolidated balance sheet.

Securitization Program

Sylvamo North America LLC, a wholly owned subsidiary of the Company, maintains a $110 million accounts receivable finance facility (the “Securitization Program”), maturing in 2029. The Company sells substantially all of its North American accounts receivable balances to Sylvamo Receivables, LLC, a special purpose entity, which pledges the receivables as collateral for the Securitization Program. The borrowing availability under this facility is limited by the balance of eligible receivables within the program. The average interest rate for the quarter ended September 30, 2026 was 4.54%, and the average interest rate for the year ended December 31, 2025 was 5.28%.

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

Interest Rates

The interest rates applicable to the Term Loan F-3, Term Loan F-2, Term Loan A and Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to SOFR plus a fixed percentage of 2.18%, 2.28%, 1.85% and 1.85%, respectively, payable monthly, with a SOFR floor of 0.00%. The obligations under the Term Loan F-3, Term Loan F-2, Term Loan A, and Revolving Credit Facility are secured by substantially all the tangible and intangible assets of Sylvamo and its subsidiaries, subject to certain exceptions, and are guaranteed by Sylvamo and certain subsidiaries.

Patronage Credits

We are receiving interest patronage credits under the Term Loan F-3, Term Loan F-2, and Term Loan F. Patronage distributions, which are made primarily in cash but also in equity in the lenders, are generally received in the first quarter of the year following that in which they were earned. Expected patronage credits are accrued in accounts and notes receivable as a reduction to interest expense in the period earned. After giving effect to expected patronage distributions of 90 basis points, of which 75 basis points is expected as a cash rebate, the effective net interest rate on the Term Loan F-3 was approximately 5.18% as of September 30, 2026, the effective net interest rate on the Term Loan F-2 was approximately 5.28% and 5.07% as of September 30, 2026 and December 31, 2025, respectively, and the effective net interest rate on the Term Loan F was 4.67% as of December 31, 2025.

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

			September 30, 2026			December 31, 2025
(Dollars in millions)	Fixed Interest Rate	Maturity (a)	Notional Amount	Fair Value of Assets	Fair Value of Liabilities	Notional Amount	Fair Value of Assets	Fair Value of Liabilities
Interest rate swaps
Term Loan F-2	3.80% to 3.82%	2029	$211	$5	$—	$220	$—	$3
Term Loan A	4.13% to 4.16%	2028	200	1	—	208	—	4
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

As part of the arrangement, the counterparty is currently expanding the existing warehouse and will lease the expanded premises to the Company. Capital expenditures incurred by the counterparty to fund the expansion will be recognized within “Plants, properties and equipment, net” with an offsetting increase to the financing obligation. Non-cash additions to property, plant and equipment and the non-cash increase in long-term debt related to this arrangement were $21 million for the nine months ended September 30, 2026.

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

As of September 30, 2026, we were in compliance with our debt covenants.

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

Net periodic pension expense (benefit) for all pension plans sponsored by the Company for the nine months ended September 30, 2026 and September 30, 2025 was immaterial.

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

NOTE 15 INCENTIVE PLANS

The Company has adopted the Sylvamo 2021 Incentive Compensation Plan, which includes shares under its long-term incentive plan (“LTIP”) that grants certain employees, consultants, or non-employee directors of the Company different forms of awards, including time-based and performance-based restricted stock units. As of September 30, 2026, 1,882,416 shares remain available for future grants.

Total stock-based compensation cost recognized by the Company was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Total stock-based compensation expense (included in "Selling and administrative expense")	$5	$4	$10	$16

As of September 30, 2026, $17 million of compensation cost, net of estimated forfeitures, related to all stock-based compensation arrangements for Company employees had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

NOTE 16 FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Company’s two business segments, Latin America and North America, are organized by geography. These segments are consistent with the internal structure used to manage these businesses. Each of our segments derive their revenue from the manufacture and sale of paper and pulp products. As discussed in Note 7 Divestiture and Impairment of Business, the Company’s Europe business segment has been classified as discontinued operations and as a result is no longer reported as a business segment of the Company for any periods presented. Prior period results for our Latin America and North America business segments have been recast to reflect the reallocation of certain corporate costs which were previously allocated to our Europe business segment.

Business segment operating profits are used by the Company’s management to measure the earnings performance of its businesses. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business Segment Operating Profit (Loss) (non-GAAP) is net income (loss) from continuing operations (GAAP) plus the sum of income taxes, net interest expense, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.

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

Sales by business segment are determined using a management approach and include inter-segment sales to our business segments in continuing operations and discontinued operations (which are eliminated in consolidation). Inter-segment sales to our discontinued operations were $4 million and $7 million for the three months and $17 million and $23 million for the nine months ended September 30, 2026 and 2025, respectively.

Information By Business Segment
Net Sales and Business Segment Operating Profit
Three Months Ended September 30, 2026:

In millions	Latin America	North America	Total
Sales	$258	$414	$672
Intersegment sales	(27)	—	(27)
Net sales	231	414	645
Less:
Cost of products sold and other	155	289	444
Maintenance outages	—	—	—
Selling and administrative expenses	31	48	79
Depreciation, amortization and cost of timber harvested	23	13	36
Add:
Other special items, net (a)	—	1	1
Business Segment Operating Profit	$22	$65	$87
Net income from continuing operations			$85
Income tax provision (benefit)			(14)
Interest expense, net			11
Foreign exchange (gain) loss on intercompany note (b)			1
Corporate special items, net (a)			3
Other special items, net (a)			1
Business Segment Operating Profit			$87
(a) See table below for the effects of special items.
(b) Unallocated gain related to the foreign exchange on an intercompany note receivable from our Brazilian subsidiary, which is recorded within “Cost of products sold”.

Nine Months Ended September 30, 2026:

In millions	Latin America	North America	Total
Sales	$664	$1,215	$1,879
Intersegment sales	(52)	—	(52)
Net sales	612	1,215	1,827
Less:
Cost of products sold and other	432	893	1,325
Maintenance outages	24	31	55
Selling and administrative expenses	82	122	204
Depreciation, amortization and cost of timber harvested	68	37	105
Add:
Other special items, net (a)	(1)	1	—
Business Segment Operating Profit	$5	$133	$138
Net income from continuing operations			$117
Income tax provision (benefit)			2
Interest expense, net			30
Foreign exchange (gain) loss on intercompany note (b)			(19)
Corporate special items, net (a)			8
Other special items, net (a)			—
Business Segment Operating Profit			$138
(a) See table below for the effects of special items.
(b) Unallocated gain related to the foreign exchange on an intercompany note receivable from our Brazilian subsidiary, which is recorded within “Cost of products sold”.

Three Months Ended September 30, 2025:

In millions	Latin America	North America	Total
Sales	$228	$450	$678
Intersegment sales	(16)	—	(16)
Net sales	212	450	662
Less:
Cost of products sold and other	129	319	448
Maintenance outages	—	—	—
Economic downtime	—	—	—
Selling and administrative expenses	25	35	60
Depreciation, amortization and cost of timber harvested	25	16	41
Add:
Other special items, net (a)	—	—	—
Business Segment Operating Profit	$33	$80	$113
Net income from continuing operations			$71
Income tax provision (benefit)			34
Interest expense, net			7
Corporate special items, net (a)			1
Other special items, net (a)			—
Business Segment Operating Profit			$113
(a) See table below for the effects of special items.

Nine Months Ended September 30, 2025:

In millions	Latin America	North America	Total
Sales	$634	$1,307	$1,941
Intersegment sales	(35)	—	(35)
Net sales	599	1,307	1,906
Less:
Cost of products sold and other	382	936	1,318
Maintenance outages	21	32	53
Economic downtime	—	3	3
Selling and administrative expenses	74	115	189
Depreciation, amortization and cost of timber harvested	66	44	110
Add:
Other special items, net (a)	—	2	2
Business Segment Operating Profit	$56	$179	$235
Net income from continuing operations			$160
Income tax provision (benefit)			48
Interest expense, net			24
Corporate special items, net (a)			1
Other special items, net (a)			2
Business Segment Operating Profit			$235
(a) See table below for the effects of special items.

Effects of Net Special Items Expense (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Professional and legal fees primarily related to our plan to sell the Europe business	$3	$—	$7	$—
Severance charges	—	1	—	1
Other charges	—	—	1	—
Corporate special items	3	1	8	1
Georgetown mill offtake termination	1	—	1	2
Brazil environmental reserve adjustment	—	—	(1)	1
Brazil foreign value-added tax refund	—	—	—	(1)
Other special items, net	1	—	—	2
Net special items expense (income)	$4	$1	$8	$3

Assets

In millions	September 30, 2026	December 31, 2025
Latin America	$1,277	$1,231
North America	1,026	884
Corporate and other (a)	648	646
Assets	$2,951	$2,761
(a)     Includes corporate assets and assets of businesses held for sale.

Capital Spending

	Nine Months Ended September 30,
In millions	2026	2025
Latin America	$71	$92
North America	85	49
Corporate	—	1
Capital Spending	$156	$142

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
EXECUTIVE SUMMARY

Third quarter 2026 net income from continuing operations was $85 million ($2.13 per diluted share) compared with $71 million ($1.76 per diluted share) for the third quarter of 2025. Net sales from continuing operations were $645 million in the current quarter compared with $662 million in the prior year. Cash provided by operating activities from continuing operations was $70 million compared to $114 million in the third quarter of last year. Adjusted EBITDA was $128 million compared to $158 million in the third quarter of 2025. Free cash flow was $16 million compared to $64 million in the third quarter of 2025.

Comparing our performance in the third quarter of 2026 to the prior year, volume decreased, primarily due to lower North America volume with the termination of the Riverdale mill supply agreement. Price and mix were favorable in both North America and Latin America. Operations and other costs as well as input and transportation costs were unfavorable. We continued to return cash to shareowners through an $18 million dividend payment during the quarter.

On November 6, 2026, we announced we have entered into exclusive negotiations with a buyer after signing a put option agreement that creates a binding offer to acquire our Europe business. We believe this potential transaction represents an important strategic step for our Europe business and Sylvamo. In Europe, it would create the opportunity to move forward with an owner experienced in corporate carveouts and positioning businesses for long-term success. After the proposed transaction, Sylvamo will be a more focused company, with greater ability to invest in our business, strengthen our performance and pursue world-class excellence.

Divestiture of European Operations

During the third quarter of 2026, management committed to a plan to sell the Company’s European business segment. As a result, all current and historical operating results of the European business segment are presented as “Discontinued operations, net of taxes” in the condensed consolidated statement of operations and the notes to the condensed consolidated financial statements. All historical assets and liabilities of the European business segment are classified as current and long-term assets and liabilities held for sale in the accompanying condensed consolidated balance sheet. We recorded a pre-tax charge of $342 million ($342 million after taxes) for the impairment of the Europe business segment and a pre-tax gain of $67 million ($67 million after taxes) which includes an expected cumulative foreign currency translation gain and other accumulated other comprehensive loss related to our Europe business segment, which will be recognized upon the sale of the business. See Note 7 Divestiture and Impairment of Business for further details.

Our operations in Europe include two integrated mills in the region, one in Saillat, France and one in Nymölla, Sweden. Operations from these mills represented approximately 23% of our net sales for the nine months ended September 30, 2026 and 17% of our long-lived assets as of September 30, 2026.

RESULTS OF OPERATIONS

The following summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$645	$662	$1,827	$1,906
COSTS AND EXPENSES
Cost of products sold (exclusive of depreciation, amortization and cost of timber harvested shown separately below)	440	443	1,346	1,360
Selling and administrative expenses	82	61	212	190
Depreciation, amortization and cost of timber harvested	36	41	105	110
Taxes other than payroll and income taxes	5	5	15	14
Interest expense, net	11	7	30	24
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	71	105	119	208
Income tax provision (benefit)	(14)	34	2	48
NET INCOME FROM CONTINUING OPERATIONS	85	71	117	160
Discontinued operations, net of taxes	(284)	(14)	(330)	(61)
NET INCOME (LOSS)	$(199)	$57	$(213)	$99

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Net Sales

Net sales for the three months ended September 30, 2026 decreased by $17 million compared to the same period in 2025. The decrease was largely due to lower sales volume ($49 million), primarily driven by the termination of the Riverdale supply agreement, which was partially offset by a favorable foreign exchange impact ($8 million) and higher sales price and mix ($24 million). Additional information on sales by business segment, excluding inter-segment eliminations, is provided in the section titled Business Segment Results.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2026 decreased by $3 million compared to the same period in 2025. The decrease was primarily driven by volume impacts ($33 million), which was mostly offset by higher input costs, primarily for fiber and distribution costs ($23 million) and operating costs ($6 million).

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended September 30, 2026 increased by $21 million compared to the same period in 2025. The increase was primarily due to higher incentive compensation expense ($11 million) and the net impact of certain special items, including professional and legal fees primarily related to our plan to sell the Europe business ($3 million).

Depreciation, Amortization and Cost of Timber Harvested

Depreciation, amortization and cost of timber harvested for the three months ended September 30, 2026 decreased by $5 million compared to the same period in 2025 primarily due to lower timber depletion expense.

Taxes Other Than Payroll and Income Taxes

Taxes other than income taxes of $5 million for the three months ended September 30, 2026 was consistent compared to $5 million in the same period in 2025.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026 increased by $4 million compared to the same period in 2025. This is primarily due to higher interest expense, driven by higher interest rates and weighted average borrowings, which was partially offset by higher capitalization of interest costs for construction projects in 2026.

Income Tax Provision

Income tax provision for the three months ended September 30, 2026 decreased by $48 million compared to the same period in 2025. This is primarily due to a tax benefit related to our investment in our European subsidiaries ($36 million) and lower tax expense resulting from lower pre-tax income.

Discontinued Operations

Income (loss) from discontinued operations for the three months ended September 30, 2026 includes a net pre-tax charge of $342 million ($342 million after taxes) for the impairment of the Europe business segment and a pre-tax gain of $67 million ($67 million after taxes) which includes an expected cumulative foreign currency translation gain and other accumulated other comprehensive loss related to our Europe business segment, which will be recognized upon the sale of the business. See Note 7 Divestiture and Impairment of Business to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Net Sales

Net sales for the nine months ended September 30, 2026 decreased by $79 million compared to the same period in 2025. The change was largely attributable to lower sales volume ($125 million), primarily driven by the termination of the Riverdale supply agreement, which was partially offset by higher sales price and mix ($17 million) and favorable foreign exchange impacts ($29 million). Additional information on sales by business segment, excluding inter-segment eliminations, is provided in the section titled Business Segment Results.

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2026 decreased by $14 million compared to the same period in 2025. The change was primarily driven by volume impacts ($87 million) and a favorable impact from foreign exchange on an intercompany note receivable from our Brazilian subsidiary ($19 million). These decreases were offset by higher input costs ($56 million), mainly related to distribution, energy, chemicals and purchased fiber costs, and operating costs ($37 million).

Selling and Administrative Expenses

Selling and administrative expenses for the nine months ended September 30, 2026 increased by $22 million compared to the same period in 2025. The increase was primarily due to higher incentive compensation expense ($9 million), the result of a provision for credit losses related to outstanding customer receivables ($3 million) and the net impact of certain special items, including professional and legal fees primarily related to our plan to sell the Europe business ($7 million).

Depreciation, Amortization and Cost of Timber Harvested

Depreciation, amortization and cost of timber harvested for the nine months ended September 30, 2026 decreased by $5 million compared to the same period in 2025 primarily due to lower timber depletion expense.

Taxes Other Than Payroll and Income Taxes

Taxes other than payroll and income taxes of $15 million for the nine months ended September 30, 2026 was relatively consistent compared to $14 million in the same period in 2025.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2026 increased by $6 million compared to the same period in 2025. This is primarily due to debt extinguishment costs ($2 million) and higher interest expense ($9 million), driven by higher interest rates and weighted average borrowings, which were partially offset by higher interest income and the capitalization of interest costs for construction projects.

Income Taxes

Income tax provision for the nine months ended September 30, 2026 decreased by $46 million compared to the same period in 2025. The change is primarily attributable to a tax benefit related to our investment in our European subsidiaries ($36 million) and lower tax expense resulting from lower pre-tax income, partially offset by additional tax expense related to a change in valuation allowances for certain foreign deferred tax assets ($15 million).

Discontinued Operations

Income (loss) from discontinued operations for the nine months ended September 30, 2026 includes a net pre-tax charge of $342 million ($342 million after taxes) for the impairment of the Europe business segment and a pre-tax gain of $67 million ($67 million after taxes) which includes an expected cumulative foreign currency translation gain and other accumulated other comprehensive loss related to our Europe business segment, which will be recognized upon the sale of the business. See Note 7 Divestiture and Impairment of Business to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

BUSINESS SEGMENT RESULTS

Reconciliation of Net Income from Continuing Operations to Business Segment Operating Profit
Management provides business segment operating profit, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that business segment operating profit provides investors and analysts useful insights into our operating performance. Business segment operating profit is reconciled to net income from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,

In millions	2026	2025	2026	2025
Net Income (Loss)	$(199)	$57	$(213)	$99
Less: Discontinued operations, net of tax	(284)	(14)	(330)	(61)
Net Income from Continuing Operations	85	71	117	160
Income tax provision (benefit)	(14)	34	2	48
Interest expense, net	11	7	30	24
Foreign exchange (gain) loss on intercompany note	1	—	(19)	—
Net special items expense (b)	4	1	8	3
Business Segment Operating Profit (a)	$87	$113	$138	$235
Latin America	$22	$33	$5	$56
North America	65	80	133	179
Business Segment Operating Profit (a)	$87	$113	$138	$235
(a)    Business Segment Operating Profit (non-GAAP) is net income from continuing operations (GAAP) plus the sum of income taxes, net interest expense, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.
(b)    See Note 16 Financial Information by Business Segment for effects of net special items expense (income).

Overview
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following tables present sales, excluding inter-segment eliminations, and operating profit (loss), which is the Company’s measure of business segment profitability, for each of the Company’s segments. See Note 16 Financial Information by Business Segment for more information on the Company’s segments.

Latin America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Sales	$258	$228	$664	$634
Operating Profit	$22	$33	$5	$56

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Our Latin America business segment sales increased $30 million compared to the same period in 2025, primarily due to higher volumes ($19 million), higher sales price and mix ($3 million) and favorable foreign exchange ($8 million).

Operating profit for Latin America was $11 million lower than the same period in 2025, primarily due to higher operating ($8 million) and input costs ($10 million), primarily for purchased fiber and distribution costs, which were partially offset by higher sales price and mix ($3 million) and higher volumes ($4 million).

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Our Latin America business segment sales increased $30 million compared to the same period in 2025, primarily due to higher volumes ($6 million) and favorable foreign exchange ($29 million) which were partially offset by lower sales price and mix ($5 million).

Operating profit for Latin America was $51 million lower than the same period in 2025, primarily due to higher operating ($24 million) and input costs ($19 million), primarily for purchased fiber and distribution costs, lower sales price and mix ($5 million) and higher planned maintenance outages ($3 million).

North America

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Sales	$414	$450	$1,215	$1,307
Operating Profit	$65	$80	$133	$179

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Our North America business segment sales decreased $36 million compared to the same period in 2025, primarily due to lower volumes ($57 million), primarily driven by the termination of the Riverdale supply agreement, which were partially offset by higher sales price and mix ($21 million).

Operating profit for North America was $15 million lower than the same period in 2025, primarily due to lower volumes ($20 million), higher operating costs ($3 million) and higher input costs ($13 million), primarily for distribution costs which were partially offset by higher sales price and mix ($21 million).

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Our North America business segment sales decreased $92 million compared to the same period in 2025, primarily due to lower volumes ($114 million), primarily driven by the termination of the Riverdale supply agreement, partially offset by higher sales price and mix ($22 million).

Operating profit for North America was $46 million lower than the same period in 2025, primarily due to higher input costs ($37 million), primarily due to higher energy, chemicals and distribution costs, and lower volumes ($38 million) which were partially offset by higher sales price and mix ($22 million), lower operating costs ($3 million), lower unabsorbed costs due to economic downtime ($3 million) and lower planned maintenance outages ($1 million).

OTHER NON-GAAP MEASURES
Reconciliation of Net Income from Continuing Operations to Adjusted EBITDA
Management provides adjusted EBITDA and adjusted EBITDA margin, non-GAAP financial measures, to supplement our GAAP financial information, and they should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management uses these measures in managing the operating performance of our business and believes that adjusted EBITDA along with adjusted EBITDA margin provide investors and analysts meaningful insights into our operating performance and is a relevant metric for the third-party debt. Adjusted EBITDA is reconciled to net income (loss) from continuing operations, the most directly comparable GAAP measure. Adjusted EBITDA margin (adjusted EBITDA divided by net sales) is reconciled to net income (loss) from continuing operations margin (net income (loss) from continuing operations divided by net sales), the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net Income (Loss)	$(199)	$57	$(213)	$99
Less: Discontinued operations, net of taxes	(284)	(14)	(330)	(61)
Net Income from Continuing Operations	85	71	117	160
Income tax provision (benefit)	(14)	34	2	48
Interest expense, net	11	7	30	24
Depreciation, amortization and cost of timber harvested	36	41	105	110
Stock-based compensation	5	4	10	16
Foreign exchange (gain) loss on intercompany note	1	—	(19)	—
Net special items expense (b)	4	1	8	3
Adjusted EBITDA (a)	$128	$158	$253	$361
Net Sales	$645	$662	$1,827	$1,906
Net Income Margin From Continuing Operations	13%	11%	6%	8%
Adjusted EBITDA Margin	20%	24%	14%	19%
(a)    Adjusted EBITDA (non-GAAP) is net income (loss) from continuing operations (GAAP) plus the sum of income taxes, net interest expense, depreciation, amortization and cost of timber harvested, stock-based compensation, the impact of foreign exchange on an intercompany note receivable from our Brazilian subsidiary, and, when applicable for the periods reported, net special items.
(b) See Note 16 Financial Information by Business Segment for effects of net special items expense (income).
Reconciliation of Cash Provided by Operating Activities from Continuing Operations to Free Cash Flow
Management provides free cash flow, a non-GAAP financial measure, to supplement our GAAP financial information, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet and service debt, and return cash to shareowners. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company’s ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods. Free cash flow is reconciled to cash provided by operating activities from continuing operations, the most directly comparable GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Cash provided by operating activities from continuing operations	$70	$114	$141	$240
Adjustments:
Cash invested in capital projects	(54)	(50)	(156)	(142)
Free Cash Flow	$16	$64	$(15)	$98

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

Operating Activities

Cash provided by operating activities from continuing operations totaled $141 million for the nine months ended September 30, 2026, compared with cash provided by operating activities from continuing operations of $240 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities from continuing operations in 2026 relates primarily to lower net income and timing of cash flows related to working capital.

Cash used for working capital components (accounts and notes receivable, inventories, accounts payable and accrued liabilities, and other) was $50 million for the nine months ended September 30, 2026, compared with cash used for working capital components of $40 million for the nine months ended September 30, 2025. The nine months ended September 30, 2026 working capital components primarily reflect $54 million of cash provided by our accounts and notes receivable, offset by $92 million, $1 million and $11 million of cash used for our inventories, accounts payable and accrued liabilities and other operating activities, respectively. The nine months ended September 30, 2025 working capital components primarily reflect $76 million of cash provided by our accounts and notes receivable, offset by $19 million, $51 million and $46 million of cash used for our inventories, accounts payable and accrued liabilities, and other operating activities, respectively.

Investment Activities

The total cash used for investing activities from continuing operations for the nine months ended September 30, 2026 increased from the nine months ended September 30, 2025, due to increased capital spending in the current year.

The following table shows capital spending by business segment:

	Nine Months Ended September 30,
In millions	2026	2025
Latin America	$71	$92
North America	85	49
Corporate	—	1
Capital Spending	$156	$142
Capital spending primarily consists of purchases of machinery and equipment related to our global mill operations and reforestation and timber purchase costs in Latin America.

Financing Activities

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2026 primarily reflects the payments of $37 million, $9 million, $8 million, $213 million, and $4 million on our outstanding principal debt balances for the AR Securitization, Term Loan F-2, Term Loan A, Revolving Credit Facility, and Term Loan F-3, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $48 million and $246 million, respectively, as well as a receipt of $11 million from other financing arrangements. Additionally, a payment of $257 million was made to settle the Term Loan F, which was funded by the issuance of Term Loan F-3 for $357 million. During the nine months ended September 30, 2026 the Company also paid $54 million in dividends and repurchased no shares pursuant to our share repurchase program. Cash used for financing activities from continuing operations for the nine months ended September 30, 2025 primarily reflects the payments of $29 million, $8 million, $9 million, and $16 million on our outstanding principal debt balances for the AR Securitization, Term Loan A, Term Loan F-2, and Revolving Credit Facility, respectively. These amounts are primarily offset by draws on our AR Securitization and Revolving Credit Facility of $41 million and $23 million, respectively. During the nine months ended September 30, 2025 the Company also paid $55 million in dividends and repurchased $82 million of our shares pursuant to our share repurchase program.

Contractual Obligations

Our 2025 Form 10-K included disclosures of our contractual obligations and commitments as of December 31, 2025. We continue to make the contractually required payments, and, therefore, the 2025 obligations and commitments described in our 2025 Form 10-K have been reduced by the required payments.

Capital Expenditures

For the nine months ended September 30, 2026, we have invested approximately $156 million, or 8.5% of net sales, in total capital expenditures. Over that period, we spent approximately $99 million, or 5.4% of net sales, in maintenance, regulatory and reforestation capital expenditures, and approximately $57 million, or 3.1% of net sales, in high-return capital projects. Our annual maintenance, regulatory and reforestation capital expenditures are expected to be in the range of approximately $140 to $165 million per year (before inflation) for the next several years, which we believe will be sufficient to maintain our operations and productivity. In addition, we expect to spend approximately $105 million on high-return projects in 2026.

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

The Company has included in the 2025 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2026.

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

ITEM 4.    CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is: recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting:

In the third quarter of 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS

The risk factors that affect our business and financial results are set forth under Part I, Item 1A, “Risk Factors,” in our 2025 Form 10-K. There have been no material changes to the risk factors described in the 2025 Form 10-K, except for the risk noted below. The risk factors in Item 1A. Risk Factors in the 2025 Form 10-K and the risks described in this Form 10-Q or our other SEC filings could cause our actual results to differ materially from those stated in any forward-looking statements.

We may not complete the proposed sale of the Company’s Europe business.

On November 6, 2026, the Company announced that it had entered into a put option agreement with Midas Atlantic Partners, in partnership with The Najafi Companies, for a binding offer to acquire the Company’s Europe business. The Offer is for the business to be transferred to Midas Atlantic Partners with an agreed level of working capital and cash in exchange for the right to receive 20% of future distributions of the business. The Offer binds the buyer, but not the Company.

There is no assurance that the Offer will result in a sale of the Company’s Europe business. The Company’s ability to conduct the proposed sale depends on various factors, some beyond our control. The Company’s entry into a share purchase agreement (“SPA”), as proposed by the Option Agreement, is subject to the Company’s election to exercise the put option after certain conditions have been met, including our completion of required consultation processes with works councils and employee representatives in accordance with applicable law. We will complete these consultation processes before making any final decision on exercising the put option and entering into an SPA. Definitive SPA terms and completion of the transaction on a timely basis, if at all, would be subject to various factors and conditions, both known and unknown, including the satisfaction of conditions related to work councils’ approvals, the parties’ obtaining required regulatory approvals, and the satisfaction or waiver of other closing conditions.

Even if the Company were to complete the proposed sale, it might not have a positive effect on shareowner value and the Company might not realize the anticipated benefits of the transaction. The sale process and any resulting sale could have known and unknown adverse effects on the Company, including diverting management’s attention, disrupting our business, and exposing us to litigation. The Company has incurred, and will continue to incur, significant costs and expenses in connection with the proposed sale. Speculation and perceived uncertainties about developments related to the proposed sale could also cause volatility in the market price of the Company’s common stock.

ITEM 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of the Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2026 - July 31, 2026	2,155	$37.80	—	$150
August 1, 2026 - August 31, 2026	1,216	$37.41	—	$150
September 1, 2026 - September 30, 2026	1,429	$35.92	—	$150
Total	4,800		—
(a) 4,800 shares were acquired from employees from share withholdings under the Company’s long term incentive compensation program.

On May 18, 2022, the Board approved a share repurchase program under which the Company may purchase up to an aggregate amount of $150 million of shares of its common stock (the “Repurchase Program”). In 2023 and again in the third quarter of 2025, the Board authorized an additional $150 million for the Repurchase Program, bringing the total program capacity to $450 million. As of September 30, 2026, $150 million remains available for repurchases. Pursuant to the Repurchase Program, the Company may repurchase in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations, including all applicable legal requirements. Repurchases may include purchases on the open market or privately negotiated transfers, under Rule 10b5-1 trading plans, under accelerated share repurchase programs, in tender offers and otherwise. The Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended at any time at the Company’s discretion. The Company did not repurchase any shares during the nine months ended September 30, 2026.

ITEM 6.    EXHIBITS

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

SYLVAMO CORPORATION

Date: November 6, 2026	By:	/s/ Kevin W. Ferguson
	Name:	Kevin W. Ferguson
	Title:	Vice-President and Controller